Form 10-Q
period 2015-09-30
American Farmland Co
filed 2015-11-25
CIK 1474777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 001-37592

AMERICAN FARMLAND COMPANY

(Exact name of registrant as specified in its charter)

Maryland	27-1088083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 53rd Street New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 484-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 25, 2015, the registrant had 16,890,847 shares of common stock, par value $0.01 per share, outstanding.

AMERICAN FARMLAND COMPANY

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN FARMLAND COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS:
Investment in real estate—net	$171,061,603	$140,104,858
Cash and cash equivalents	3,328,247	7,466,642
Rent receivable	409,888	1,549,175
Deferred financing costs, net	462,038	146,467
Deferred offering costs	5,172,721	1,363,388
Other assets	414,815	466,282
Total assets	$180,849,312	$151,096,812
LIABITILIES AND EQUITY:
LIABILITIES:
Borrowings under credit facility	$52,200,000	$20,400,000
Accrued expenses and other liabilities	1,953,521	2,856,580
Capital received in advance	—	5,250,000
Performance fee payable to AFA	1,463,795	1,231,398
Management fee payable to AFA	457,794	331,143
Unearned rent	959,294	1,587,976
Total liabilities	57,034,404	31,657,097
Commitments and contingencies
EQUITY:
Common stock, $0.01 par value—300,000,000 shares authorized; 10,890,847 shares issued and outstanding at September 30, 2015 and 10,436,902 shares issued and outstanding at December 31, 2014	108,908	104,369
Preferred stock, $0.01 par value—29 shares issued and outstanding at both September 30, 2015 and December 31, 2014	—	—
Additional paid-in-capital	110,690,875	105,445,855
Accumulated deficit	(7,562,751)	(6,672,472)
Company stockholders’ equity	103,237,032	98,877,752
Non-controlling interests in operating partnership	20,577,876	20,561,963
Total equity	123,814,908	119,439,715
Total liabilities and equity	$180,849,312	$151,096,812

The accompanying notes are an integral part of these financial statements.

AMERICAN FARMLAND COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
OPERATING REVENUES
Fixed rent	$1,273,446	$729,040	$3,809,739	$2,330,893
Participating rent	545,716	431,884	2,875,280	2,359,923
Recovery of real estate taxes	119,545	74,448	350,304	228,531
Other income	20,935	3,750	62,735	64,225
Total operating revenues	1,959,642	1,239,122	7,098,058	4,983,572
OPERATING EXPENSES
Depreciation	517,223	395,014	1,410,517	1,130,049
Management and performance fees—related party	715,060	413,518	2,739,856	1,572,905
Property operating expenses	312,741	231,235	1,117,155	929,174
Acquisition-related expenses	—	—	—	44,712
Professional fees	139,041	87,537	373,352	283,682
General and administrative expenses	40,710	32,380	187,425	149,377
Total operating expenses	1,724,775	1,159,684	5,828,305	4,109,899
OPERATING INCOME	234,867	79,438	1,269,753	873,673
Other (income) expenses:
Interest income	(302)	(317)	(1,200)	(1,796)
Interest expense and financing costs	189,613	25,682	403,103	68,290
Total other expense	189,311	25,365	401,903	66,494
INCOME BEFORE (LOSS) GAIN ON SALE OF LAND	45,556	54,073	867,850	807,179
(Loss) gain on sale of land	—	(6,916)	—	47,701
INCOME BEFORE INCOME TAXES	45,556	47,157	867,850	854,880
Income tax provision	—	—	(79,832)	—
NET INCOME	45,556	47,157	788,018	854,880
Less net income attributable to non-controlling interests	54,203	36,867	316,941	252,784
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(8,647)	$10,290	$471,077	$602,096
EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted	$0.00	$0.00	$0.04	$0.06
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	10,890,847	10,419,996	10,890,847	10,398,726

The accompanying notes are an integral part of these financial statements.

AMERICAN FARMLAND COMPANY AND SUBSIDIARIES

Consolidated Statements Changes in Equity

(Unaudited)

	No. of Shares	Common Stock	Preferred Stock	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Non- Controlling Interests	Total Equity
BALANCE—January 1, 2014	10,444,584	$104,445	$—	$105,407,077	$(4,362,265)	$(4,779,920)	$20,466,922	$116,836,259
Retirement of treasury stock	(405,200)	(4,052)		(4,358,213)	4,362,265
Issuance of stock— securities sales	366,768	3,668		4,096,332			60,000	4,160,000
Issuance of stock— reinvestment of dividends	13,844	138		155,543				155,681
Offering costs				(41,535)			(8,840)	(50,375)
Net income						602,096	252,784	854,880
Dividends and distributions						(1,300,769)	(300,323)	(1,601,092)
BALANCE—Sep. 30, 2014	10,419,996	$104,199	$—	$105,259,204	$—	$(5,478,593)	$20,470,543	$120,355,353

BALANCE— January 1, 2015	10,436,902	$104,369	$—	105,445,855	$—	$(6,672,472)	$20,561,963	$119,439,715
Issuance of stock—securities sales	453,945	4,539		5,245,461				5,250,000
Offering costs				(441)			(91)	(532)
Net income						471,077	316,941	788,018
Dividends and distributions						(1,361,356)	(300,937)	(1,662,293)
BALANCE—Sep. 30, 2015	10,890,847	$108,908	$—	$110,690,875	$—	$(7,562,751)	$20,577,876	$123,814,908

The accompanying notes are an integral part of these financial statements.

AMERICAN FARMLAND COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$788,018	$854,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,410,517	1,130,049
Gain on sale of land	—	(47,701)
Amortization of deferred financing costs	51,409	24,363
Changes in operating assets and liabilities:
Decrease (increase) in other assets	51,467	(335,112)
Decrease (increase) in rent receivable	1,139,287	(33,201)
(Decrease) increase in unearned rent	(628,682)	447,452
(Decrease) increase in accrued expenses and other liabilities	(283,166)	213,735
Increase (decrease) in performance fee payable to AFA	232,397	(242,160)
Increase in management fee payable to AFA	126,651	19,584
Net cash provided by operating activities	2,887,898	2,031,889
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate investments	(25,080,819)	(1,721,929)
Capital expenditures on real estate investments	(7,286,443)	(5,517,223)
Proceeds from sale of land	—	257,675
Deposits for acquisition of real estate investments	—	(190,000)
Net cash used in investing activities	(32,367,262)	(7,171,477)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock—securities sales	—	4,160,000
Proceeds from borrowings under credit facility	31,800,000	—
Offering costs paid	(4,398,803)	(50,375)
Financing costs paid	(366,980)	(923)
Dividends paid to shareholders	(1,392,311)	(1,147,665)
Distributions paid to non-controlling interests	(300,937)	(300,323)
Net cash provided by financing activities	25,340,969	2,660,714
Net decrease in cash and cash equivalents	(4,138,395)	(2,478,874)
Cash and cash equivalents at beginning of period	7,466,642	4,213,056
Cash and cash equivalents at end of period	$3,328,247	$1,734,182
NON-CASH INVESTING INFORMATION
Deposits for real estate investments paid in 2013, closed in 2014	—	$50,000
NON-CASH FINANCING INFORMATION
Reinvestment of dividends	—	$155,681
Dividends declared in one period and paid in a subsequent period	$166,425	194,880
Subscriptions received in prior year	5,250,000	—
Accrued deferred offering costs	3,809,333	—
SUPPLEMENTAL DISCLOSURE
Cash interest paid	$347,910	$32,584

The accompanying notes are an integral part of these financial statements.

American Farmland Company

Notes to Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION

American Farmland Company (together with its subsidiaries, the “Company”), a Maryland corporation, was established on October 9, 2009, and commenced its operations on October 15, 2009, for purposes of investing in farmland principally located in the United States. The Company conducts all of its activities through American Farmland Company L.P. (the “Operating Partnership”), a Delaware limited partnership. The Company owned 81.1% and 80.8% of the common limited partnership interests in the Operating Partnership at September 30, 2015 and December 31, 2014, respectively.

The Company is the sole general partner of the Operating Partnership.  Prior to its internalization on October 23, 2015 (the “Internalization Transaction”), American Farmland Advisors LLC (“AFA”) was the external advisor of the Operating Partnership as well as its co-general partner (see Note 13). Since inception, affiliates of the members of AFA (the “Founders”) contributed $21,145,000 in capital to the Operating Partnership through September 30, 2015 and December 31, 2014, respectively, in addition to the capital provided to the Company from the proceeds of issuance of common stock.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim consolidated financial statements are unaudited and include the accounts of the Company, the Operating Partnership and its wholly owned limited liability companies.  All intercompany transactions and balances have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and changes in cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2014 and 2013 and for the years then ended.  We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.  Certain prior period balances have been reclassified in order to conform to current period presentation.

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include an investment in a commercial paper fund and a money market fund.

The Company maintains cash balances in major banks which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC). The Company had funds on deposit in excess of amounts insured by the FDIC; however, the Company believes the credit risk related to these deposits is minimal.

Investments in Real Estate — Investments in real estate consist of farmland and improvements made to the farmland, consisting of buildings, wells, irrigation and drain systems, and trees and vines acquired in connection with the land purchase. Investments in real estate are recorded at cost. Improvements, replacements and costs of development for new trees and vines or the repurposing of raw land are capitalized when they extend the useful life or improve the use of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives range from ten to fifteen years for land improvements, twenty-five years for buildings, one to thirty years for trees and vines, and five and eight years for fixtures and equipment.

In some cases we acquire farmland without a lease in place, with newly-originated leases where the seller or related party is not the tenant, or in sale-leaseback transactions with newly-originated leases. These transactions are accounted for as asset acquisitions under Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” In the case of an asset acquisition, the transaction costs incurred are capitalized as part of the purchase price of the asset.

Other acquisitions involve the acquisition of farmland that is already being operated as rental property and has a lease in place that is assumed at the time of acquisition, which are considered to be business combinations under ASC 805 “Business Combinations.” ASC 805 requires that all transaction costs related to the acquisition be expensed as incurred, rather than capitalized.

Whether an acquisition is treated as an asset acquisition under ASC 360 or a business combination under ASC 805, the purchase price must be allocated to the tangible assets acquired and liabilities assumed (if any) consisting of land, buildings, improvements, trees and vines, long-term debt (if any), and identifiable intangible assets and liabilities, typically the value of any in-place leases, as well as above-market and below-market leases, based in each case on their fair values.

Management’s estimates of fair value are made using methods similar to those used by independent appraisers, such as a sales comparison approach, a cost approach, and an income capitalization approach (utilizing a discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical, expected lease-up periods, taking into consideration current market conditions and costs to execute similar leases and the commodity prices for the crops grown and productivity on such properties, where the lease will include a participation in the gross revenues earned by the tenant. Management also considers information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rental income at market rates during the hypothetical, expected lease-up periods, which primarily range from 3 to 12 months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including legal and other related expenses, to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. Management allocates purchase price to the fair value of the tangible assets and liabilities of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, buildings, improvements and trees and vines based on management’s determination of the fair values of these assets.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in- place leases, measured over a period equal to the remaining, non-cancelable term of the lease. The total amount of other intangible assets acquired will be further allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease. When determining the non- cancelable term of the lease, fixed-rate renewal options, if any, are evaluated to see if they should be included. Prior to 2013, all acquired leases were determined to be at market. In connection with one of our 2013 acquisitions, we allocated $125,000 of the purchase price to a below-market lease, which terminated December 15, 2014. The fair value of capitalized below-market lease intangibles, included in the accompanying consolidated balance sheets as part of other liabilities, is amortized into rental income over the remaining, non-cancelable term of the lease. $27,778 and $83,333 was amortized during the three months ended September 30, 2014 and nine months ended September 30, 2014, respectively.  In-place leases will be amortized over the remaining term of the lease.  Should a tenant terminate its lease, the unamortized portion of any above-market and below-market lease values, in-place lease values and any associates intangibles will be immediately charged to the related income or expense.

We account for the impairment of real estate, including intangible assets, in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires us to periodically review the carrying value of each property to determine whether circumstances indicate impairment of the carrying value of the investment exists or if depreciation periods should be modified. If circumstances support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine whether the carrying value of the investment in such property is recoverable. In performing the analysis, we consider such factors as agricultural and business conditions in the regions in which our farms are located, and the development period (if applicable), and whether there are indications that the fair value of the real estate has decreased.  If the carrying amount is more than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis. We concluded that none of our properties were impaired as of September 30, 2015 or December 31, 2014 and we will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on real estate assets since our inception.

Stock — There were 300,000,000 shares of common stock, par value $0.01 per share, authorized with 10,890,847 issued and outstanding as of September 30, 2015 and 10,436,902 shares issued and outstanding as of December 31, 2014. There were 35 shares of 8% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share, authorized as of September 30, 2015 and December 31, 2014 with 29 issued and outstanding as of both of those dates.

Non-Controlling Interests — Non-controlling interest is the portion of capital in the Operating Partnership not attributable to the Company. Our non-controlling interests relate to the Founders’ capital accounts and the de minimis capital account of AFA in the Operating Partnership. Non-controlling interests are reported in equity on the consolidated balance sheets but separate from the Company’s stockholders’ equity. On the consolidated statements of operations, the Operating Partnership is reported at the consolidated amount, including both the amount attributable to the Company and non-controlling interests.

Other Assets — Other assets primarily comprise prepaid expenses, deposits on potential farm acquisitions, deposits on trees to be acquired for development purposes and other miscellaneous receivables.

We account for deferred offering costs in accordance with SEC Staff Accounting Bulletin (“SAB”), Topic 5.A, which states that incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. Accordingly, we record costs incurred related to public offerings of equity securities on our consolidated balance sheet and pro-ratably apply these amounts to the proceeds of equity as stock is issued. The deferred offering costs on our consolidated balance sheet as of September 30, 2015 and December 31, 2014 will be applied to the proceeds of equity in connection with our initial public offering (“IPO Transaction”) which closed in the fourth quarter of 2015.

Fair value of financial instruments - The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 825 “Financial Instruments” approximates the carrying amounts presented in the consolidated balance sheets.

Operating Revenues — All leases on farms are classified as operating leases and the related base or fixed rental income from the farms is recognized on a straight-line basis commencing from the effective date of the lease or the acquisition date of the property in the case of in-place leases on properties acquired. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rent receivable. Participating rent is recorded when all contingencies have been resolved such that the tenant is entitled to gross revenues from a packing house, wine producer, shipper, huller processor or other marketing, processing or distributing entity which enables the Company to estimate and/or measure its share of such gross revenues. As a result, depending on the circumstances described above for a particular lease, in certain instances, participating rent will be recognized by the Company in the year the crop was harvested, and in other instances, participating rent will be recognized partially in the year of the harvest and the balance in the year following the harvest, or entirely in the year following the harvest.

Recovery of expenses represents revenues from tenant leases that provide for the recovery of all or a portion of the real estate taxes of the respective property.  The revenue is accrued in the same periods as the expense is incurred.

Income Taxes — The Operating Partnership qualifies as a partnership for U.S. federal income tax purposes. No provision has been made in the accompanying financial statements for federal, state or local income taxes for the Operating Partnership, as each partner is individually responsible for reporting their share of the Partnership’s income or loss on their own tax returns. The Company operates in a manner intended to enable it to qualify as a REIT under Sections 856-860 of the Internal Revenue Code. Under these sections, a real estate investment trust, which distributes at least 90% of its real estate investment trust taxable income (determined without regard to the deduction for dividends paid and excluding capital gains) to its stockholders each year and that meets certain other conditions, will not be subject to federal income taxes on that portion of its taxable income that is distributed to its stockholders. To the extent that the Company satisfies its annual distribution requirement but distributes less than 100% of taxable income, it will be subject to an excise tax on undistributed taxable income.  The Company is subject to federal income taxation in the event it generates taxable income from prohibited transactions.  The condensed consolidated statement of operations for the nine months ended September 30, 2015 includes $79,832 as a provision for income taxation resulting from prohibited transactions.  The prohibited transactions arise from revenue received from trees on farms undergoing development before the trees get to their fully mature and leasable stage.

The Company accounts for certain tax positions in accordance with ASC 740 “Income Taxes.” ASC No. 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has greater than 50% likelihood of being realized upon ultimate settlement. ASC No. 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosures.

As of September 30, 2015 and December 31, 2014, the Company does not have a liability for uncertain tax positions. Potential interest and penalties associated with such uncertain tax positions would be recorded as a component of the income tax provision. As of September 30, 2015, the tax years ended December 31, 2011 through December 31, 2014 remain open for an audit by the Internal Revenue Service.

Management does not believe the Company has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

New Accounting Pronouncements - In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) (“ASU 2014‑08”). ASU 2014‑08 changes the criteria for a disposal to qualify as a discontinued operation and requires additional disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014‑08 is effective for us on January 1, 2015. This pronouncement has had no impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”). ASU 2014‑09 provides additional guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (3) licenses, (4) time value of money and (5) contract costs. Further disclosures will be required to provide a better understanding of revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. ASU 2014‑09 is effective for us on January 1, 2018, early adoption permitted as of January 1, 2017. We are currently evaluating the impact ASU 2014‑09 will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014‑15, Presentation of Financial Statements Going Concern (Subtopic 205‑40) (“ASU 2014‑15”). ASU 2014‑15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is still present and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014‑15 is effective for us on January 1, 2017, with early adoption permitted. We do not believe that this pronouncement will have an impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015‑02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015‑02”). ASU 2015-02 significantly changes the consolidation analysis required under U.S. GAAP. ASU 2015-02 is effective for us on January 1, 2016, with early adoption permitted. We do not believe that this pronouncement will have a significant impact on our consolidated financial statements.

3.	FAIR VALUE MEASUREMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 establishes a hierarchy for inputs used in valuation techniques to measure fair value and prioritizes those inputs that are observable (inputs based on independent market data) and those inputs that are unobservable (inputs developed internally).  Cash equivalents measured at fair value are classified in one of the following fair value hierarchy levels based on the lowest level of input that is significant to the fair value measurement.  Availability of observable inputs can vary and is affected by a variety of factors.  Management uses judgment in determining fair value of assets and liabilities; and Level 3 assets and liabilities involve greater judgment than Level 1 or Level 2 assets or liabilities:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 - quoted prices in markets that are not active for identical or similar assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are observable or can be corroborated by observable market data;

Level 3 - inputs that are unobservable and significant to the fair value measurement, including inputs that are not derived from market data or cannot be corroborated by market data.

4.	INVESTMENTS IN REAL ESTATE

Investments in real estate as of September 30, 2015 and December 31, 2014 are comprised of the following:

	September 30, 2015	December 31, 2014
Land	$110,268,834	$98,568,755
Land improvements	3,552,861	2,518,785
Buildings	1,191,000	1,191,000
Trees and vines	34,892,618	23,967,899
Development costs	23,395,263	15,435,912
Fixtures and equipment	2,707,197	1,958,160
	176,007,773	143,640,511
Less accumulated depreciation	(4,946,170)	(3,535,653)
Investments in real estate, net	$171,061,603	$140,104,858

Depreciation expense for the three months ended September 30, 2015 and 2014 was $517,223 and $395,014, respectively and $1,410,517 and $1,130,049 for the nine months ended September 30, 2015 and 2014, respectively.

In 2013, 79 of the gross 518 acres of our Macomb Farm property, a commodity row crop property in Illinois, were expropriated by the Illinois Department of Transportation for purposes of building a new state road. The State of Illinois paid the Operating Partnership a total of $1,723,800, of which $1,106,300 was attributable to the acreage expropriated and $617,500 was attributable to the diminished value of the remaining acreage. The Operating Partnership disputed the overall consideration paid by the State of Illinois. A settlement for additional compensation was reached in February 2014 with the State of Illinois, whereby the Operating Partnership received $257,675 in additional compensation, $61,700 of which related to the acreage expropriated and $183,650 of which related to the diminution in value of the remaining acreage. The Company realized gains of $47,701 during the nine months ended September 30, 2014 and a loss of $6,916 for the three months ended September 30, 2014, related to the Macomb Farm expropriation.

The Company has the following properties as of September 30, 2015 and December 31, 2014:

				September 30,	December 31,
Farm	Crops	Acquisition Date(s)	Acreage Gross/Tillable	2015 Net Book Value	2014 Net Book Value
Permanent Crops
Kimberly Vineyard	Wine grapes	Aug.10, 2010/ Dec. 9, 2014	260G / 245T	$12,630,748	$12,753,834
Golden Eagle Ranch	Almonds	Mar. 9, 2012/ Aug. 14, 2012/ Aug. 18, 2015	1,247G/1,186T	19,562,641	14,878,941
Quail Run Vineyard	Wine grapes	Nov. 16,2012	240G / 223T	9,613,465	9,348,222
Blue Heron Farms	Walnuts	Nov. 1, 2013	430G/380T	13,727,828	13,745,511
Falcon Farms	Pecans	Nov. 14, 2014	1,840G/1,165T	8,226,554	8,122,301
Kingfisher Ranch	Pistachios	Aug. 21, 2015	623G / 511T	19,834,536	—
				83,595,772	58,848,809
Commodity Row
Pleasant Plains Farm	Corn, soybeans	Jul. 9, 2010	1,196G/1,159T	$8,750,000	$8,750,000
Macomb Farm	Corn, soybeans	Dec. 16, 2010	434G/422T	2,556,612	2,547,230
Tillar Farm	Cotton, soybeans, rice	May 4, 2011	1,444G/1,248T	4,092,470	4,093,873
Kane County Farms	Corn, soybeans	Jun. 28, 2011	1,652G/1,617T	17,163,900	17,164,800
				32,562,982	32,555,903
Specialty Vegetable Row
Sweetwater Farm	Vegetables	Dec. 30, 2010	1,624G/1,450T	$5,087,188	$5,133,487
Sandpiper Ranch	Vegetables and berries	Dec. 22, 2011/ Apr. 26, 2012	184G/158T	7,700,996	7,725,487
				12,788,184	12,858,974
Development
Roadrunner Ranch	Seedless citrus	Apr. 7, 2011/ Sep. 13, 2011	244G/227T	$7,146,930	$6,653,561
Condor Ranch	Lemons and avocados	Nov. 30, 2011/ Dec. 16, 2011	786G/261T	9,380,747	8,858,347
Grassy Island Groves	Citrus	Dec. 27, 2012	623G/451T	4,655,582	3,737,256
Blue Cypress	Vegetables	Feb. 22, 2013	2,694G/2,036T	11,347,640	10,063,007
Hawk Creek Ranch	Pistachios	Oct. 14, 2013/ Feb. 25, 2014	524G/425T	7,656,692	5,482,429
Pintail Vineyards	Wine grapes	Nov.5, 2013	91G/87T	1,927,074	1,046,572
				42,114,665	35,841,172
Total				$171,061,603	$140,104,858

On August 18, 2015, the Company closed on a second tranche of a property for Golden Eagle Ranch located in Merced County, California (aggregating 135 gross acres – 130 tillable) for the purchase consideration of $5,210,599. The property is planted with almonds.  The purchase of this property was treated as an asset acquisition.

On August 21, 2015, the Company closed on the purchase of a property for Kingfisher Ranch located in Fresno County, California (aggregating 623 gross acres – 511 tillable) for the purchase consideration of $19,870,220. The property is planted with pistachios.  The purchase of this property was treated as an asset acquisition.

We determined the fair value of the assets acquired during the nine months ended September 30, 2015 to be as follows:

Farm	Land	Land improvements	Trees and Vines	Capital expenditures	Fixtures and equipment	Total purchase price
Golden Eagle Ranch II	$3,700,722	$76,031	$1,433,846	$—	$—	$5,210,599
Kingfisher Ranch	8,017,552	606,973	9,490,873	1,299,592	455,230	19,870,220
	$11,718,274	$683,004	$10,924,719	$1,299,592	$455,230	$25,080,819

The allocation of the purchase price is preliminary and subject to change.

There were no asset acquisitions during the nine months ended September 30, 2014. On February 25, 2014, the Company closed on a second tranche of a property for Hawk Creek Ranch located in Yolo County, California (aggregating 180 gross acres – 164 tillable) for the purchase consideration of $1,771,929. The property was farmed for row crops, but it is in the process of being cleared and leveled for development for pistachios together with the first tranche of the Hawk Creek property. The purchase of this property was treated as a business combination. For the Hawk Creek Ranch business acquisition we did not present pro forma information for the nine months ended September 30, 2014 and 2015, since the total impact to the revenues and income would not be material to the financial statements.

We determined the fair value of the assets acquired during the nine months ended September 30, 2014 to be as follows:

Farm	Land	Land improvements	Fixtures and equipment	Total purchase price
Hawk Creek Ranch II	$1,711,929	$40,000	$20,000	$1,771,929

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Accrued dividends payable	$166,425	$197,380
Accrued accounting fees	435,446	442,000
Accrued real estate taxes	365,625	142,436
Accrued legal fees	211,963	824,734
Accrued interest payable	15,485	11,702
Accrued other	758,577	1,238,328
Total	$1,953,521	$2,856,580

6.	BORROWINGS UNDER CREDIT FACILITY

The Operating Partnership entered into a $25.0 million revolving credit facility on December 5, 2013 to provide funds for potential acquisitions, development of existing properties and other corporate purposes. This credit facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month London Interbank Offered Rate (0.3255% and 0.2552% at September 30, 2015 and December 31, 2014, respectively). The Operating Partnership is required to pay any interest due quarterly in arrears beginning January 1, 2014 and any unpaid interest and drawn principal is due and payable in full on January 1, 2019 (“Maturity Date”). The minimum advance under the terms of this credit facility is $500,000 and may be repaid at any time prior to the Maturity Date. This credit facility is secured by a first mortgage over, and assignment of leases from, the Pleasant Plains Farm, Macomb Farm, Kane County Farms, Sweetwater Farm and Tillar Farm properties. The Operating Partnership pays a 0.25% per annum non usage fee. Pursuant to the terms of this credit facility, the properties securing this credit facility must have an aggregate appraised value such that the amount of this credit facility is 50% or less of the aggregate appraised value of such properties.  The amount outstanding under this credit facility was $25,000,000 as of September 30, 2015 and $20,250,000 as of December 31, 2014.   The fair value of the borrowings under this credit facility as of September 30, 2015 was approximately $25.0 million, comparable to our carrying value of $25.0 million.

On January 14, 2015, the Company entered into an additional $25.0 million revolving credit facility to provide funds for potential acquisitions, development of existing properties and other corporate purposes. This credit facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month London Interbank Offered Rate (0.3255% at September 30, 2015).  The Operating Partnership is required to pay any interest due quarterly in arrears beginning April 1, 2015 and any unpaid interest and drawn principal is due and payable in full on January 1, 2020 (“Second Maturity Date”). The minimum advance under the terms of this credit facility is $500,000 and may be repaid at any time prior to the Second Maturity Date. This credit facility is secured by a first mortgage over and assignment of leases from the Sandpiper Ranch, Quail Run Vineyard, Golden Eagle Ranch and Blue Heron Farms properties. The Operating Partnership pays a 0.25% per annum non-usage fee. Pursuant to the terms of this credit facility, the properties securing this credit facility must have an aggregate appraised value such that the amount of the credit facility is 50% or less of the aggregate appraised value of such properties. The amount outstanding under this credit facility is $25,000,000 as of September 30, 2015.  The fair value of the borrowings under this credit facility as of September 30, 2015 was approximately $25.0 million, comparable to our carrying value of $25.0 million.

On August 18, 2015, the Company entered into a third $25.0 million revolving credit facility to provide funds for potential acquisitions, development of existing properties and other corporate purposes. This credit facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month London Interbank Offered Rate (0.3255% at September 30, 2015).  The Operating Partnership is required to pay any interest due quarterly in arrears beginning October 1, 2015 and any unpaid interest and drawn principal is due and payable in full on August 1, 2020 (“Third Maturity Date”). The minimum advance under the terms of this credit facility is $500,000 and may be repaid at any time prior to the Third Maturity Date. This credit facility is secured by a first mortgage over and assignment of leases from the Kimberly Vineyard, Roadrunner Ranch, Condor Ranch, Blue Cypress and Grassy Island Groves properties. The Operating Partnership pays a 0.25% per annum non-usage fee. Pursuant to the terms of this credit facility, the properties securing this credit facility must have an aggregate appraised value such that the amount of this credit facility is 50% or less of the aggregate appraised value of such properties. The amount outstanding under this credit facility is $2,200,000 as of September 30, 2015.  The fair value of the borrowings under this credit facility as of September 30, 2015 was approximately $2.2 million, comparable to our carrying value of $2.2 million.

The fair value of the borrowings under the credit facilities fall within Level 3 of the fair value hierarchy.

We believe we are in compliance with covenants of each of these credit facilities.

The Operating Partnership incurred costs of $549,968 (inclusive of one-time 0.25% commitment fees) in arranging the three credit facilities and are being amortized as interest expense on a straight-line basis over the period of the agreements. The amortized deferred financing costs included in interest expense amounted to $21,037 and $9,131 for the three months ended September 30, 2015 and 2014, respectively, and $51,409 and $24,363 for the nine months ended September 30, 2015 and 2014, respectively.

7.	RELATED PARTY TRANSACTIONS

Prior to the Internalization Transaction, the limited partnership agreement of the Operating Partnership provided that the Operating Partnership pay AFA a management fee in arrears calculated at the annual rate of (i) 1% of the Company’s share of the Gross Asset Value, as defined, of the Operating Partnership as of the end of the immediately preceding calendar quarter and (ii) 0.5% of the Founders’ share of the Gross Asset Value of the Operating Partnership as of the end of the immediately preceding calendar quarter. The management fee for the three months ended September 30, 2015 and 2014 amounted to $457,794 and $329,714, respectively and $1,276,061 and $965,714 for the nine months ended September 30, 2015 and 2014, respectively.  Prior to the Internalization Transaction, AFA utilized the management fees received from the Operating Partnership to pay the Agricultural Sub-Adviser their fees.  After the Internalization Transaction, AFA which will be a wholly owned subsidiary of the Operating Partnership, will pay the Agricultural Sub-Adviser a sub-advisory fee equal to the annual rate of 1.0% of the appraised value of the Operating Partnership’s properties at the end of each calendar quarter.

As the Internalization Transaction occurred subsequent to September 30, 2015, AFA is entitled to a performance fee equal to 15% of the Funds From Operations (as defined) allocated to the capital account of the Company in the Operating Partnership each fiscal year.  AFA is also entitled to 10% of the Funds From Operations allocated to each Founder’s capital account in the Operating Partnership each fiscal year.  The performance fee on Funds From Operations amounted to $113,677 and $73,610 for the three months ended September 30, 2015 and 2014, respectively and $522,436 and $360,554 for the nine months ended September 30, 2015 and 2014, respectively.

As the Internalization Transaction occurred subsequent to September 30, 2015, AFA is entitled to an additional performance fee equal to two-thirds of 15% of the net capital appreciation allocated to the capital account of the Company in the Operating Partnership each fiscal year. AFA is entitled to one-third of 15% of the net realized capital appreciation allocated to the capital account of the Company in the Operating Partnership each fiscal year. AFA is also entitled to two-thirds of 10% and one‑third of 10% of net capital appreciation and net realized capital appreciation, respectively, allocated to each Founder’s capital account in the Operating Partnership each fiscal year. The performance fee on net capital appreciation (realized and unrealized) amounted to $143,588 and $10,194 for the three months ended September 30, 2015 and 2014, respectively and $941,359 and $246,637 for the nine months ended September 30, 2015 and 2014, respectively.

These performance fees are reflected in management and performance fees related party on the condensed consolidated statements of operations.  Pursuant to the Internalization Transaction (see Note 13), none of the partners in the Operating Partnership are assessed performance fee on Funds from Operations and capital appreciation after October 23, 2015.

The Operating Partnership paid an affiliate of the Managing Member of AFA $7,500 for both of the three months ended September 30, 2015 and 2014 and $22,500 for both of the nine months ended September 30, 2015 and 2014, as a fee for providing administrative and accounting services to the Company and the Operating Partnership.  Pursuant to the Internalization Transaction (see Note 13), the Company has entered into a Transitional Services Agreement with an affiliate of the Founders, whereby the affiliate provides administrative and accounting services and other support to the Company and the Operating Partnership.

8.	EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following tables set forth the computation of basic and diluted earnings per share:

	For the Three months ended September 30,		For the Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to the Company	$(8,647)	$10,290	$471,077	$602,096
Denominator for basic & diluted weighted average shares	10,890,847	10,419,996	10,890,847	10,398,726
Basic & diluted earnings per common share	$0.00	$0.00	$0.04	$0.06

The Company has no potentially dilutive securities outstanding.

9.	DIVIDENDS ON COMMON STOCK

The Company’s Board of Directors declared and paid the following dividends to common stockholders for the years ended December 31, 2012, 2013 and 2014 and the nine months ended September 30, 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Dividend per Common Share
2012
	December 18, 2012	December 18, 2012	December 26, 2012	$0.1000

2013
	May 28, 2013	June 18, 2013	June 27, 2013	$0.1000
	December 3, 2013	December 3, 2013	December 23, 2013	0.1250
				$0.2250
2014
	May 20, 2014	May 20, 2014	June 25, 2014	$0.1250
	December 9, 2014	December 9, 2014	December 30, 2014	0.1250
				$0.2500
2015
	May 19, 2015	June 22, 2015	June 30, 2015	$0.1250
	October 4, 2015	October 1, 2015	October 8, 2015	0.0625
				$0.1875

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of our dividends may be characterized as capital gains or return of capital.

10.	LEASES

The Company’s properties are leased to tenants under operating leases, which expire on various dates through 2020. Future minimum rents to be received from tenants under non-cancelable leases in effect at September 30, 2015, are as follows:

2015 - Remainder	$1,383,000
2016	4,072,000
2017	3,021,000
2018	2,590,000
2019	1,976,000
Thereafter	622,000
$13,664,000

In addition to the minimum lease payments described above, the Kimberly Vineyard, Golden Eagle Ranch, Condor Ranch, Quail Run Vineyard, Falcon Farms, Kingfisher Ranch and Blue Heron Farms leases require the tenant to pay participating rent (in some cases above a threshold), based on a percentage of gross revenues, as defined, derived from the leased property. Participating rent was $545,716 and $431,884 for the three months ended September 30, 2015 and 2014, respectively and $2,875,280 and $2,359,923 for the nine months ended September 30, 2015 and 2014, respectively.  In most cases, the participating rent is the majority of the rental revenue received from the tenants on these properties.

11.	COMMITMENTS AND CONTINGENCIES

We are not currently a party to any legal proceedings. Under the leases in place for the farms in our portfolio, a tenant typically is obligated to indemnify us, as the property owner, from and against all liabilities, costs and expenses imposed upon or asserted against it as owner of the farms due to certain matters relating to the operation of the property by the tenant.

We may be party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. There can be no assurance that these matters that arise in the future, individually or in aggregate, will not have a material adverse effect on our financial condition or results of operations in any future period.

12.	SEGMENT INFORMATION

The Company has identified four reporting segments: commodity row crops, specialty/vegetable row crops, mature permanent crops and properties under development. Each of these segments has different return on capital expectations, may have different forms of revenue (fixed and/or participating) or require an extended number of years before they produce revenue from trees and/or vines as a result of a development or redevelopment program.

Below is a summary of the investment in real estate, net by segment as of September 30, 2015 and December 31, 2014, respectively.

	Total	Commodity Row	Specialty/Vegetable Row	Permanent	Development
September 30, 2015	$171,061,603	$32,562,982	$12,788,184	$83,595,772	$42,114,665
December 31, 2014	$140,104,858	$32,555,903	$12,858,974	$58,848,809	$35,841,172

Below is a summary of operating income by segment for the three months ended September 30, 2015 and 2014, respectively and the nine months ended September 30, 2015 and 2014, respectively.

Three months ended September 30, 2015
	Total	Commodity Row	Specialty/Vegetable Row	Permanent	Development	Corporate
OPERATING REVENUES:
Fixed rent	$1,273,446	$398,707	$192,725	$658,414	$23,600	$—
Participating rent	545,716	—	—	545,716	—	—
Recovery of real estate taxes	119,545	—	23,803	92,476	3,266	—
Other income	20,935	—	3,750	—	17,185	—
Total operating revenues	1,959,642	398,707	220,278	1,296,606	44,051	—
OPERATING EXPENSES:
Depreciation	517,223	927	23,597	414,632	78,067	—
Management and performance fees-related party	715,060	—	—	—	—	715,060
Property operating expenses	312,741	63,360	41,285	188,968	19,128	—
Professional fees	139,041	—	639	7,746	787	129,869
General and administrative	40,710	—	—	—	—	40,710
Total operating expenses	1,724,775	64,287	65,521	611,346	97,982	885,639
Operating income	234,867	$334,420	$154,757	$685,260	$(53,931)	$(885,639)
Total other expense	189,311
Net income	45,556
Less net income attributable to non-controlling interests	54,203
Net loss attributable to the Company	$(8,647)

Three months ended September 30, 2014
	Total	Commodity Row	Specialty/Vegetable Row	Permanent	Development	Corporate
OPERATING REVENUES:
Fixed rent	$729,040	$398,435	$192,725	$114,280	$23,600	$—
Participating rent	431,884	—	—	431,884	—	—
Recovery of expenses	74,448	—	25,087	46,276	3,085	—
Other income	3,750	—	3,750	—	—	—
Total operating revenues	1,239,122	398,435	221,562	592,440	26,685	—
OPERATING EXPENSES:
Depreciation	395,014	768	24,792	314,139	55,315	—
Management and performance fees-related party	413,518	—	—	—	—	413,518
Property operating expenses	231,235	59,357	42,210	101,836	27,832	—
Acquisition-related expenses	—	—	—	—	—	—
Professional fees	87,537	—	—	525	208	86,804
General and administrative	32,380	—	—	—	—	32,380
Total operating expenses	1,159,684	60,125	67,002	416,500	83,355	532,702
Operating income (loss)	79,438	$338,310	$154,560	$175,940	$(56,670)	$(532,702)
Total other expense	25,365
Net income before gain on sale of land	54,073
Loss on sale of land	(6,916)
Net income	47,157
Less net income attributable to non-controlling interests	36,867
Net income attributable to the Company	$10,290

Nine months ended September 30, 2015
	Total	Commodity Row	Specialty/Vegetable Row	Permanent	Development	Corporate
OPERATING REVENUES:
Fixed rent	$3,809,739	$1,196,086	$578,175	$1,767,419	$268,059	$—
Participating rent	2,875,280	—	—	2,877,202	(1,922)	—
Recovery of real estate taxes	350,304	—	70,021	270,679	9,604	—
Other income	62,735	300	25,250	20,000	17,185	—
Total operating revenues	7,098,058	1,196,386	673,446	4,935,300	292,926	—
OPERATING EXPENSES:
Depreciation	1,410,517	2,462	70,790	1,145,202	192,063	—
Management and performance fees-related party	2,739,856	—	—	—	—	2,739,856
Property operating expenses	1,117,155	211,252	123,100	607,892	174,911	—
Professional fees	373,352	—	1,701	9,677	2,959	359,015
General and administrative	187,425	—	—	—	—	187,425
Total operating expenses	5,828,305	213,714	195,591	1,762,771	369,933	3,286,296
Operating income (loss)	1,269,753	$982,672	$477,855	$3,172,529	$(77,007)	$(3,286,296)
Total other expense	401,903
Income before income taxes	867,850
Income tax provision	(79,832)
Net income	788,018
Less net income attributable to non-controlling interests	316,941
Net income attributable to the Company	$471,077

Nine months ended September 30, 2014
	Total	Commodity Row	Specialty/Vegetable Row	Permanent	Development	Corporate
OPERATING REVENUES:
Fixed rent	$2,330,893	$1,195,304	$578,175	$342,841	$214,573	$—
Participating rent	2,359,923	—	—	2,359,793	130	—
Recovery of expenses	228,531	—	73,371	145,906	9,254	—
Other income	64,225	13,371	11,254	—	39,600	—
Total operating revenues	4,983,572	1,208,675	662,800	2,848,540	263,557	—
OPERATING EXPENSES:
Depreciation	1,130,049	2,303	66,617	896,415	164,714	—
Management and performance fees-related party	1,572,905	—	—	—	—	1,572,905
Property operating expenses	929,174	195,544	124,492	330,196	278,942	—
Acquisition-related expenses	44,712	—	—	220	44,492	—
Professional fees	283,682	—	2,166	6,477	3,424	271,615
General and administrative	149,377	—	—	—	—	149,377
Total operating expenses	4,109,899	197,847	193,275	1,233,308	491,572	1,993,897
Operating income (loss)	873,673	$1,010,828	$469,525	$1,615,232	$(228,015)	$(1,993,897)
Total other expense	66,494
Net income before gain on sale of land	807,179
Gain on sale of land	47,701
Net income	854,880
Less net income attributable to non-controlling interests	252,784
Net income attributable to the Company	$602,096

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were available to be issued. No material subsequent events have occurred since September 30, 2015 that required recognition or disclosure in financial statements, except as disclosed below.

The Company declared a dividend of $0.0625 per share aggregating to $680,678 to shareholders of record as of October 1, 2015 which was paid on October 8, 2015.  The Founders were paid an aggregate distribution of $135,940 on October 9, 2015, effective October 1, 2015.

The Company sold 6,000,000 shares of common stock at $8.00 a share pursuant to an Underwriting Agreement dated October 19, 2015 and the shares commenced trading on the NYSE MKT LLC platform under the ticker symbol “AFCO” on October 20, 2015.  The proceeds net of underwriting discounts and other offering costs amounted to $39.2 million.

Upon the closing of the IPO Transaction on October 23, 2015 (the “Closing Date”), the Company internalized its management function previously provided by AFA by acquiring 100% of the ownership interest in AFA.  The previous owners of AFA received 986,438 Common Units in the Operating Partnership in connection with the IPO Transaction.  On the Closing Date any performance allocations related to Funds from Operations and capital appreciation that were previously assessable against the capital accounts of the partners in the Operating Partnership, ceased. The Company expects to recognize an expense approximating the aggregate value of the common units issued to AFA in connection with the Internalization Transaction representing the excess amount paid over the fair value of the net assets acquired in the Internalization Transaction of approximately $8.9 million before expenses.

In addition, the Agricultural Sub-Adviser to AFA, Prudential Agricultural Investments, entered into an Amended and Restated Sub-Advisory Agreement effective on the Closing Date whereby the Agricultural Sub-Adviser is to receive a sub-advisory fee equal to the annual rate of 1.0% of the appraised value of the Operating Partnership’s properties at the end of each calendar quarter.  Prior to the Closing Date, this fee while paid by AFA to the Sub-Adviser, was effectively borne by the owners of AFA and not the Operating Partnership. Additionally, because the initial public offering raised less than $84.75 million, there will be additional make-whole payments calculated, (i) for the acquisition fee based on 2% of the difference between $84.75 million and the gross proceeds raised, (ii) for the management fee based on 1% of the difference between $84.75 million and the gross proceeds raised and (iii) such payments are based on capital raised between October 31, 2014 and six months after the date of this offering. Any acquisition fee make-whole payments will be paid as acquisitions occur and any management fee make-whole payments will be paid quarterly in arrears until such time that the difference in capital has been raised by the Company (whether by additional equity issuance or through debt sources).

The 29 preferred shares outstanding as of September 30, 2015 were redeemed at the premium amount of $1,100 per share on the Closing Date.

The Company repaid $25 million of the amount outstanding under the first credit facility on the Closing Date.

******

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). These forward-looking statements include information about possible or assumed future results of our business, future events, financial condition or performance, expectations, competitive environment, availability of resources, regulation, liquidity, results of operations, strategies, plans and objectives. These forward-looking statements include, without limitation, statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “forecasts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.  Statements regarding the following subjects are forward-looking by their nature:

●	our business strategy;
●	our projected operating results;
●	our ability to obtain future financing arrangements;
●	our understanding of our competition;
●	market trends; and
●	our compliance with tax laws.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information available to us at the time those statements are made or management’s good faith belief as of that time with respect to future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	the factors referenced in this Quarterly Report on Form 10-Q, including those under the section captioned “Item 1A. Risk Factors” and in our other public filings;
●	general volatility of the capital markets and the market price of our common stock;
●	economic and other developments including in the state of California, where we have a high concentration of farms;
●	our business strategy;
●	our leverage;
●	our ability to generate sufficient cash flows to service our outstanding indebtedness;
●	our ability to obtain necessary outside financing;
●	availability, terms and deployment of capital;
●	ability to retain and attract qualified personnel;
●	our industry, interest rates or the general economy;
●	the degree and nature of our competition;
●	risks generally associated with real estate acquisitions, dispositions and development;
●	our ability to identify farms to acquire and to complete acquisitions;
●	our ability to effectively manage growth;
●	our ability to make distributions to our shareholders;
●	our ability to continue to qualify as a real estate investment trust (REIT);
●	government regulations, tax laws and rates and similar matters;

●	our compliance with laws, rules and regulations; and
●	environmental uncertainties and exposure to natural disasters.

Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information after the date of this Quarterly Report on Form 10-Q, except as required by applicable securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

The following discussion and analysis should be read in conjunction with our combined consolidated financial statement and the related notes included in this report.

Executive Summary

We are an internally managed real estate company focused primarily on the acquisition of a diversified portfolio of permanent crop, specialty/vegetable row crop and commodity row crop farmland, including development farmland located in the U.S. in select major agricultural states. We lease our farms to experienced professional farmer tenants under a variety of lease structures with staggered durations, including fixed leases and participating leases, which typically consist of fixed base rent and participating revenue components. As of September 30, 2015, our portfolio was comprised of 18 farms and approximately 16,136 gross acres with more than 21 crop varieties, some of which are planted in rotation, in Alabama, Arkansas, California, Florida, Georgia and Illinois.

We were incorporated in Maryland in October 2009, and we have elected to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. We conduct all of our business activities through American Farmland Company L.P. (our “Operating Partnership”), of which we are the sole general partner.

Objectives and Strategies

Our investment objectives are to achieve annual returns both from income and capital appreciation which meet or exceed returns from comparable farmland properties and which display low correlation to other asset class returns and limited volatility. We pursue our investment objectives primarily through the ownership by our Operating Partnership of our portfolio of farms and we generate virtually all of our revenue by leasing our portfolio of farms. We currently intend to invest in farms across four key types of property: mature permanent crops, specialty/vegetable row crops, commodity row crops and development farmland. Utilizing this investment strategy, we seek to acquire high-quality cropland diversified by crop type, based on the total value of our portfolio.

We intend to engage in all future investment activities in a manner that is consistent with our intention to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. In addition, we may expand and improve the farms we presently own or other acquired farms, or sell such farms, in whole or in part, when circumstances warrant.

Recent Developments

Initial Public Offering of our Common Stock

On October 19, 2015, we priced our initial public offering of 6,000,000 shares of our common stock, including 419,900 shares sold pursuant to a directed shares program, at a public offering price of $8.00 per share, which closed on October 23, 2015, and to which we refer to herein as the Offering. The Offering resulted in gross proceeds of $48.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $39.2 million. The underwriters agreed to forego an underwriting discount of $209,950 on the shares sold pursuant to the directed shares program. The Company paid fees of $360,000 and $175,000 to Deutsche Bank Securities, Inc. and FBR Capital Markets & Co. in connection with certain advisory services provided to the Company. We repaid $25.0 million of outstanding indebtedness under our revolving credit facilities with a portion of the net proceeds of the Offering and we intend to use the remainder of the net proceeds of the Offering primarily for general corporate and working capital purposes.

Internalization

We internalized our management upon completion of the Offering and pursuant to a contribution agreement (the “Contribution Agreement”), dated November 25, 2014, by and between us, the Operating Partnership, American Farmland TRS LLC and each of the holders of equity ownership interests in American Farmland Advisor LLC (“AFA”), our previous external manager. As consideration in the Internalization Transaction, the Operating Partnership issued 986,438 units of limited partnership interest in the Operating Partnership (“Common Units”), with an aggregate value of approximately $7.9 million to the members of AFA. Upon completion of the Offering and the Internalization Transaction, we own approximately 83.5% of the Common Units in the Operating Partnership.

Advisory Fees

Our Operating Partnership, through which we conduct substantially all of our business, prior to the Internalization Transaction, was managed and advised by AFA, subject to the oversight of our Board of Directors, and during that time AFA received fees that are no longer payable. AFA has historically received a quarterly management fee, payable in arrears by our Operating Partnership, equal to (i) one-quarter of 1% of the gross asset value of our Operating Partnership as of the end of the preceding quarter in respect of the partnership interests held by us and any other partners other than AFA, Optima Group Holdings LLC, the managing member of AFA prior to the Internalization Transaction (“Optima”), and their respective owners, and (ii) one-quarter of 0.5% of the gross asset value of our Operating Partnership as of the end of the preceding quarter in respect of partnership interests held by AFA, Optima and their respective owners.

AFA has also received performance fees. AFA has historically been entitled to an amount at the end of each calendar year equal to the sum of (i) 15% of the contractual definition of FFO attributable to our Operating Partnership (which is comparable to ‘‘Core FFO attributable to the Company’’ after excluding certain adjustments for non-controlling interests) for the calendar year attributable to the partnership interests held by us and any partners other than AFA, Optima and their respective owners, plus (ii) 10% of the contractual definition of FFO attributable to our Operating Partnership for the calendar year attributable to the partnership interests held by AFA, Optima and their respective owners. Additionally, AFA has historically been entitled to an amount at the end of each calendar year equal to the sum of (i) 15% of two-thirds of the sum of (a) net realized capital appreciation in our Operating Partnership’s fixed assets and (b) net unrealized capital appreciation in our Operating Partnership’s fixed assets for such year that is attributable to the partnership interests held by us and any partners other than Optima, AFA and their respective owners, (ii) 10% of two-thirds of the sum of (a) net realized capital appreciation in our Operating Partnership’s fixed assets and (b) net unrealized capital appreciation in our Operating Partnership’s fixed assets for such year that is attributable to the partnership interests held by Optima, AFA and their respective owners, plus (iii) with respect to any net realized capital appreciation in our Operating Partnership’s fixed assets for such calendar year, (a) 15% of one-third of the net realized capital appreciation attributable to the partnership interests held by us and any partners other than AFA, Optima and their respective owners, and (b) 10% of one-third of the net realized capital appreciation attributable to the partnership interests held by AFA, Optima and their respective owners.

Our Operating Partnership paid an aggregate of $2,739,856 fees to AFA during the nine months ended September 30, 2015. Under the terms of the Contribution Agreement and in connection with the Internalization Transaction, the fees discussed above are no longer payable.

Amended and Restated Sub-Advisory Agreement

Additionally, in connection with the Internalization Transaction, we, AFA and our Operating Partnership entered into an Amended and Restated Sub-Advisory Agreement with Prudential Mortgage Capital Company, LLC (collectively with Prudential Agricultural Investments, a unit of Prudential Mortgage Capital Company, LLC, our ‘‘Agricultural Sub-Adviser’’), to provide us with certain agricultural investment, acquisition and property management services. Under the terms of the Amended and Restated Sub-Advisory Agreement, fees include an acquisition fee of 2% of the gross purchase price of farms acquired by or contributed to our Operating Partnership, which historically had been 1%, and a disposition fee of 1% of the gross sales price of farms sold by our Operating Partnership or its subsidiaries where Capital Agricultural Property Services, an affiliate of our Agricultural Sub-Adviser, is not used as the selling broker. Further, fees payable to our Agricultural Sub-Adviser include a quarterly management fee of 1% per annum payable in arrears based on the gross asset value of our Operating Partnership as of each calendar quarter end.  Prior to the Internalization Transaction any fees payable to the Agricultural Sub-Adviser were borne by AFA and not by the Operating Partnership or the Company. Historically, this fee was equal to (i) one-quarter of 1% of the gross asset value of our Operating Partnership as of the end of the preceding quarter in respect of the partnership interests held by us and any other partners other than AFA, Optima and their respective owners, and (ii) one-quarter of 0.5% of the gross asset value of our Operating Partnership as of the end of the preceding quarter in respect of partnership interests held by AFA, Optima and their respective owners. Because the initial public offering raised less than $84.75 million, there are additional make-whole payments calculated, (i) for the acquisition fee based on 2% of the difference between $84.75 million and the gross proceeds raised, (ii) for the management fee based on 1% of the difference between $84.75 million and the gross proceeds raised and (iii) such payments are based on capital raised between October 31, 2014 and six months after the date of this offering. Any acquisition fee make-whole payments will be paid as acquisitions occur and any management fee make-whole payments will be paid quarterly in arrears until such time that the difference in capital has been raised by the Company (whether by additional equity issuance or through debt sources).

Lease Renewals

As of the date of this filing, we have executed lease renewals with the tenant on our Pleasant Plains Farm.   With the exception of Condor Ranch, which is a permanent crop farm that is predominantly in development, each of the farms for which there has not been an executed renewal is a commodity or specialty/vegetable row crop farm, and we expect lease negotiations with respect to these farms to conclude in the fourth quarter of 2015 as is customary with respect to leases for these types of farms in their respective geographies. We currently expect to renew each of these remaining leases with the existing farmer tenant and have already commenced renewal negotiations, though no assurances can be given that we will be successful in renewing such leases on favorable terms or at all.

Factors That May Affect Our Operating Results and Asset Value

Our operating results and the value of our farms are affected by a number of broad economic or fundamental factors, including global supply and demand trends and crop prices, as well as other more localized or property specific factors, including rental rates and lease structures, our ability to control expenses, weather events, including droughts, seasonality and the portion of our portfolio invested in development farms.

Demand for Farmland and Agricultural Crops

The most significant driver of our operating results and portfolio value is, and we believe will continue to be, global demand for U.S. agricultural crops, which in turn is driven by global demographic and economic trends such as population growth and the increasing size and wealth of the middle class in emerging markets and, to a lesser extent, a trend toward increased reliance on alternative energy sources. Increasing demand for U.S. agricultural crops generally results in the support of and, over the long-term, increase in the value of U.S. farmland and increases in rental rates for those farms. Further, we believe that the U.S. has strong agricultural advantages in its topography and geographic position, with its varied climatic regions allowing for the production of a wide variety of agricultural crops and its central position between industrial centers in Asia, Europe, Canada and South America making it a favorable location for trading.  Additionally, unlike many developing nations, the U.S. is a politically stable nation with well-developed infrastructure, including established railways and ports for transportation and export of crops, and has the financial resources (such as investor capital and government support through crop insurance) to sustain its agriculture industry. These factors, among others, provide the U.S. a comparative advantage even when it is not the lowest-cost producer and should help sustain demand for U.S. agricultural crops over the long term.

The U.S. Census Bureau forecasts that the global population will grow by more than one billion people by 2028. We believe that population size is the primary driver of global demand for agricultural crops and further believe that higher prices for agricultural crops should translate into both higher rental rates for farmland as well as continued growth in the value of farmland, such as our farms, over the long-term.

Another significant demand driver is the increasing size and wealth of the middle class in emerging markets. To the extent that the middle class in emerging markets continues to expand, diets are expected to improve and diversify through increased caloric intake, greater spending on higher quality food and through greater consumption of protein (from both crops and livestock). These improvements to diets and nutrition in emerging markets drive increased demand for commodity row crops used as feedstock and for permanent crops, like nuts, which are an alternate source of protein. We also expect that increased consumer spending power in emerging markets will result in households allocating a larger percentage of their income to food products that may be considered discretionary, including wine and different nut types, which will result in an increased demand for certain of our permanent crops.

Additionally, the overall trend toward reducing the global ‘‘carbon footprint’’ has increased demand for alternative energy sources, which, in the long term, could impact our rental revenues and our results of operations. Key alternative energy commodities include corn, used in ethanol, and soybeans, used in biodiesel fuel. Further, farmland can also be used to produce other types of alternative energy, including geothermal, solar and wind, as farm owners lease fields as locations for clean electricity generation, including wind farms and/or solar panels. Our business strategy is not significantly dependent on demand for biofuels, and we do not believe that demand for corn and soybeans as inputs in the production of biofuels will materially impact our results of operations or the value of our farmland portfolio.

Supply of Arable Farmland and Agricultural Crops

We believe that the global supply of arable land will continue to be limited in the future due to the finite nature of land resources generally. Even with technological advances improving productivity, the availability of arable land for agricultural use continues to diminish, and with an expectation of the global population continuing to expand, the amount of arable land per capita is expected to continue to decline in the future. Additionally, increased urbanization of rural lands as well as land erosion, desertification and degradation, particularly outside of the United States, will also contribute to a reduction in the supply of farmland and potentially increase foreign dependence on agricultural imports from regions such as the U.S. We believe these constraints on the supply of arable farmland will result in increases in the value of farmland as well as farm rental rates.

The global supply of arable land and the productivity of such land is adversely affected by the scarcity of water in many irrigated growing regions, both globally and within the U.S. For example, a significant portion of the U.S. has experienced severe drought conditions over the past few years, most recently in the Pacific region, including a majority of California. While such conditions could have negative short-term impacts on U.S. agriculture, including less crop production, increased competition for farmland due to distressed sales and lower farm income, from a long-term perspective, we believe a strategy of holding diversified assets both geographically and on a commodity basis may help to mitigate losses in any one area or crop type. Further, leased farmland may benefit from rental payments even in periods of lower than normal crop production.

In addition, there is often a related and mitigating relationship between crop supply and crop prices in certain crop types or regions. Typically, where there are concerns over supply due to a weather event (i.e. drought or frost) prices will increase, insulating overall gross revenues from potential decreases related to supply concerns. In times of weather uncertainty, properties with higher quality water access and/or soils tend to be more resilient to downturns in value and, accordingly, water and soil quality, along with water availability, are integral components of our pre-acquisition analysis. In that respect, all of our California farms have wells that are either onsite or shared and/or have access to surface water for which we have deeded or contractual rights. Consequently, our tenants have been able to reap the benefits of such increased crop prices, which has led to increases in our revenue under flexible lease or crop share lease structures. The continuance of the current drought or an increase in its severity or the occurrence of additional weather events, including droughts in other regions, may further impact the productivity and supply of arable farmland.

In addition to the amount of land dedicated to agricultural activity, the global supply of crops is affected by the productivity of farmland and technology. Historically, farmland productivity has been driven by advances in seed technology, farm equipment, irrigation techniques and chemical fertilizers and pesticides. We believe that trends toward the urbanization of rural land, erosion, desertification and degradation, collectively will offset the benefits of any technological advances that improve the productivity of farmland generally.

Rental Revenues from Fixed and Participating Leases

In order to maximize the benefit of the demand/supply dynamics discussed above, we use varying lease structures based on crop type and geographic regions.

We generally use fixed leases of one to three years for our specialty/vegetable and commodity row crop farms, which typically include annual percentage or dollar escalators in some cases for leases of more than one year in duration. These fixed leases provide stability for our revenues and a level of protection against many risks inherent in farming operations, such as weather, drought or shorter-term crop fluctuations. These events generally have only a short-term adverse impact on the farmland because of the ability to replant crops or switch crops the next year. Rental payments for fixed leases on row crops are typically made on an annual basis prior to harvest or semi-annually, with 50% being made in advance of harvest and 50% being paid just prior to post harvest.

However, due to the short term nature of these fixed leases on specialty/vegetable and commodity row crop farms, in any given year we may have multiple leases up for renewal or extension. We have nine leases on five properties (Sandpiper Ranch, Condor Ranch, Pleasant Plains Farm, Tillar Farm and Kane County Farms), with some farms having multiple leases, expiring in 2015 that collectively accounted for 21.3% of our fixed and participating rent for the first nine months of 2015. In general and based on our prior experience, lease renewal rates are impacted by a variety of factors including: (i) typically being renewed in a manner that follows the land value change over the span of the lease (i.e., if a lease has a three year term, and in those three years, the value of property increases by 20%, the renewed lease will similarly adjust the rental payment), (ii) crop price trends, (iii) revenue and expense expectations and (iv) public rental data for comparable farms, if known.  Regarding rental rates, Sandpiper Ranch, which has a fixed lease, and the mature portion of Condor Ranch, which has a participating lease with a base rent, are located in the USDA Pacific region where the crops produced have seen increased demand and prices. Accordingly, we currently anticipate being able to renew each of the leases associated with these farms at equal or more favorable rental rates. Our Pleasant Plains Farm, Tillar Farm and Kane County Farms, however, are located in the USDA Corn Belt and Delta regions, both of which have experienced a softening in commodity prices, which may adversely impact our ability to negotiate rental rates at equal or more favorable terms; however, we are unable to quantify this possible impact given that most leases in this region are negotiated in the fourth quarter, and no assurances can be given that we will be successful in renewing any of these leases. See “Recent Developments―Lease Renewals” above.

For permanent crop farms, we typically use participating leases because the ability to share in favorable crop prices compensates for the increased risks of owning and developing permanent farmland, which takes several years to yield revenue-producing crops and which can suffer long-term damage from weather events. These leases typically require the tenant to pay a base rent and, after a threshold that allows the tenant to recoup agricultural expenses, revenues are shared formulaically based on one or multiple factors pursuant to the applicable lease. These leases are typically longer-term in nature, (four to six years), and have multiple payment installments, some for base rent amounts and others for the participating component. Revenues from participating leases exhibit more variability around fluctuating crop prices and harvest cycles and are subject to seasonality, the timing of crop harvests or when revenues are recognized or received. We expect such variability to continue as long as we continue to use such lease types.

Farms with fixed leases of multiple-year durations are less susceptible to the immediate impacts of changes in crop prices. However, land values for commodity row crop farms and resulting market rental rates are generally impacted by the overall three year average of commodity crop prices, and perhaps sooner in times of notable price volatility. For leases where there is a participating or contingent revenue component, impacts of changing crop prices will have a more direct impact on revenues. Although annual rental payments under our leases will not be based on the quality or profitability of our tenants’ harvests, any of these factors could adversely affect our tenants’ ability to meet their obligations to us and our ability to lease or re-lease farms on favorable terms.   However, crop insurance which is federally provided for commodity row crops and which we mandate our tenants to obtain with respect to permanent crops, is an important mitigant in adverse years.

Rental revenue from larger farms will have a direct bearing on our overall revenues. For example, our Golden Eagle Ranch property is currently responsible for 51.4% of our first nine months of 2015 contractual rent, which represents rent received for the nine months ended September 30, 2015 and includes certain rent from participating leases for 2015 that was not recognized in 2014, but does not include a small amount of rent still to be paid in respect of the 2014 crop year, and rent still to be paid under participating leases for 2015 that will be recognized in 2016.

Development Farms

Six of our farms are either completely or in majority under development and one farm is partially, but less than a majority, under development at present. The six farms that are completely (or in majority) under development include Roadrunner Ranch, Condor Ranch, Blue Cypress Farm, Hawk Creek Ranch, Pintail Vineyards and Grassy Island Groves. In addition, our Quail Run Vineyard is partially, but less than a majority, under development. Portions of our other farms may contain young non-mature acres that are not yet commercially productive, but are not included in the development segment as such farms do not require the continued capital expenditures associated with development. Rental revenues will not be generated on these farms until they become commercially productive, and for farms that are in partial development, any revenues may be offset to a varying degree from development capital expenditures. We expect our current farms under development to become commercially productive and leased to tenants between 2016 and 2019, depending on each property’s current stage of development and the crop type for which it is being developed, with one pistachio farm expected to be commercially productive and leased to a tenant in 2021. While development farms represent one of the four main sub-categories of crop types, our current intent is to seek to acquire income producing farms in order to ensure adequate income generation; therefore, our level of capital expenditures as a percentage of total asset value is expected to decline going forward. In addition, we expect rental revenues and funds available for dividend distribution to increase over the long-term. Once we determine that enough of our development or redevelopment farms are commercially productive, we will reassess our portfolio and implement an opportunistic and disciplined acquisition strategy with respect to development farms.

Capital Expenditures

In connection with our development and redevelopment farms, as well as due to regular operating maintenance costs, 2015 planned capital expenditures are projected to be approximately $9.3 million before revenue offsets, of which $7.1 million has been spent through September 30, 2015.  Additionally, going forward, we expect capital expenditures to generally remain the same in total over the short term with major expenditures over the next couple of years going to projects on our Golden Eagle Ranch, Quail Run Vineyard, Grassy Island Groves, Hawk Creek Ranch, Pintail Vineyards and Falcon Farms properties.  We currently estimate approximately $8.7 million in remaining capital expenditures to complete our existing development projects, which include cultural costs incurred for crops that are producing, but not at commercially productive or leasable levels. Thereafter, we would expect our capital expenditures related to our development and redevelopment farms to decline as we are focusing on acquiring more crop producing farms and fewer development farms until more of our existing development projects are complete.

Expenses

All of our leases provide that we are responsible for major maintenance and insurance costs, while the tenant is responsible for minor maintenance, water usage and all of the additional input costs related to the farming operations on the farms, such as seed, fertilizer, labor and fuel. Generally, real estate taxes are capitalized for acres under development and are expensed for leased acreage. With one exception, currently all leases for our Permanent Crop segment require our tenants to reimburse us for real estate taxes we pay on the farms. For all of our farms, we will generally bear costs related to major capital improvements, such as irrigation systems or drainage tile. We also will incur the costs associated with maintaining liability and casualty insurance in addition to any insurance provided by the tenant for which we are a named insured. Additionally, we will be responsible for the fees paid to our Agricultural Sub-Adviser and any other third parties, in connection with property acquisition and management, and sales, general and administrative expenses. However, because we believe that our platform is scalable, we do not expect the expenses associated with managing our farms to increase disproportionally as we grow our portfolio. Rather, we expect that the growth of our portfolio will allow us to achieve economies of scale, which will enable us to reduce our operating costs per acre.

We incurred one-time costs associated with the Internalization Transaction in the amount of $860,000 and will incur ongoing costs of running a public company, including, among others, costs associated with employing our personnel and compliance costs.

Crop Prices

Crop prices are impacted by a variety of factors, including, among others, global production and demand estimates, adverse weather conditions, crop disease in important global farming regions, changes in government regulations and policy, fluctuations in global wealth, changes in foreign trade and export markets, and military conflicts. Any of these factors may result in crop price volatility, which may either positively or negatively impact the value of our tenants’ crop yields. Prices for many commodity row crops, particularly corn, experienced significant declines in 2013 through September 2015, but we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that those declines in prices for commodity row crops represent a correction to historical norms (adjusted for inflation) after a period of heightened prices stemming in part from the drought that impacted crop supply in the Midwest in 2012, and we believe that long-term growth trends in global population will result in increased prices for commodity row crops over time. Additionally, these declines in commodity row crop pricing have been offset by record crop production and strong permanent crop prices in other regions. With respect to permanent crop prices, almonds, pistachios, citrus and walnuts are trading above historical averages or at record high prices. For example, certain almond varieties are up 40-60% year over year from 2012 to 2013 and have continued to increase into 2015. In addition, prices for other permanent crops have also been increasing, with avocados experiencing price increases of approximately 30% in the 2013-2014 crop season as compared to the 2012-2013 crop season. While we anticipate prices for crops will generally increase over the long-term due to overarching global trends in population growth and declining supply of arable land, there may be future price variability for the reasons discussed above.

Seasonality

Our revenues are also impacted by the seasonality of crop harvests and the timing of when revenue is recognized in connection with such harvests, as the leases for our permanent crops have both fixed and participating components, with the participating or flexible component tied to a percentage of gross revenue generated by a crop yield or a share of the crop yield. As of September 30, 2015, we had seven farms that are subject to participating leases, and we expect to use similar leasing structures in the future. Payments under such leases are made two to four times annually, with some payments being made in the year subsequent to the relevant harvest, which causes revenue to be concentrated unevenly in the fourth, first and second quarters of each year, varying in amount and timing from year to year.

Overall for 2014, the seasonal distribution of our revenue from participating leases was in majority recognized in the fourth quarter 2014 for our Kimberly Vineyard, Quail Run Vineyard and Blue Heron Farms (although additional revenues for Blue Heron Farms relating to the 2014 crop season were recognized in the third quarter of 2015). A higher portion of revenue was recognized in the fourth quarter 2014 for Blue Heron Farms than during the same period in 2013 due to the existence of a participating lease for the 2014 crop season, as the property was purchased in November 2013 after the crop season for that year was complete. For the remainder of 2015, we expect that seasonality will continue to impact our results of operations and revenues and that, on average, the fourth calendar quarter of the current year and the first and second calendar quarters of the following year should be expected to receive a disproportionate revenue share, although the timing may vary.  Through September 30, 2015 we have almost all of the participation rent relating to the 2014 crop season for Golden Eagle Ranch.

Reportable Segments

We operate our business in four reportable segments: Permanent Crop, Specialty/Vegetable Row Crop, Commodity Row Crop and Development.

Permanent Crop Segment

As of September 30, 2015, our Permanent Crop segment consisted of our Kimberly Vineyard, Golden Eagle Ranch (tranches one and two), Quail Run Vineyard, Blue Heron Farms, Falcon Farms and Kingfisher Ranch properties, with an aggregate of 3,710 tillable acres and 4,640 gross acres.  However, 77 acres of Quail Run Vineyard are currently subject to development. The leases for these farms terminate between 2016 and 2020. Farms in our Permanent Crop segment are generally subject to participating leases, under which a part or all of the rent is derived from participation in crop revenues or a share of the final crop, often with a fixed base rental amount, and which tend to have longer lease terms of three to five years.

Specialty/Vegetable Row Crop Segment

As of September 30, 2015, our Specialty/Vegetable Row Crop segment consisted of our Sandpiper Ranch and Sweetwater Farm properties, with an aggregate of 1,608 tillable acres and 1,808 gross acres. The leases for these farms terminate in 2015 and 2016. Farms in our Specialty/Vegetable Row Crop segment are generally subject to fixed leases, with maturities of one to three years that typically include built-in annual escalators at a fixed dollar or percentage amount.

Commodity Row Crop Segment

As of September 30, 2015, our Commodity Row Crop segment consisted of our Pleasant Plains Farm, Macomb Farm, Kane County Farms and Tillar Farm, with an aggregate of 4,446 tillable acres and 4,726 gross acres. The leases for these farms terminate between 2015 and 2016. Farms in our Commodity Row Crop segment are generally subject to fixed leases, with maturities of one to three years that may include built-in annual escalators at a fixed dollar or percentage amount.

Development Segment

As of September 30, 2015, our Development segment consisted of our Blue Cypress Farm, Roadrunner Ranch, Condor Ranch (of which a minority 56 mature acres are subject to participating leases), Grassy Island Groves, Pintail Vineyards and Hawk Creek Ranch properties, with an aggregate of 3,487 tillable acres and 4,962 gross acres. Development farms for permanent crops generally will not generate lease income for periods of between four and seven years, depending on the crop, with certain permanent crop types, like pistachios, taking up to nine years, with others, like conversions of an orchard to a vegetable farm taking one to three years, and will generally be considered to be development farms until commercially productive. As of the date of this prospectus, five of these farms are expected to become mature and productive in the next three years, including 77 acres of Quail Run Vineyard that are currently subject to development, but which is not included in this segment as the majority of the farm is mature and crop producing.

Critical Accounting Policies and Estimates

The prospectus related to the Offering dated October 19, 2015, filed with the SEC on October 20, 2015 in accordance with Rule 424(b) of the Securities Act of 1933, as amended, which is accessible on the SEC’s website at www.sec.gov contains a description of our critical accounting policies, including use of estimates, investments in real estate, impairment, revenue recognition, purchase price allocation and income taxes. For the three months ended September 30, 2015, there were no significant changes to these policies.

Emerging Growth Company Status

We are an ‘‘emerging growth company,’’ as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not ‘‘emerging growth companies,’’ including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have not yet made a decision as to whether we will take advantage of any or all of these exemptions. We may take advantage of these provisions until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.0 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the Offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which we are deemed to be a ‘‘large accelerated filer’’ under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, the JOBS Act also provides that an ‘”emerging growth company’’ can take advantage of the extended transition period provided in the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. We have irrevocably elected not to take advantage of this extended transition period to comply with new or revised financial accounting standards.

Results of Operations

Comparison of the Three Months ended September 30, 2015 to the Three Months ended September 30, 2014

Consolidated Results

Our operating revenues for the periods presented were significantly impacted by acquisitions made during the year ended December 31, 2014 and the two acquisitions we made in the third quarter of 2015.  To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues for our same-property portfolio, which includes only farms owned by us for the entirety of both periods presented, and which consists of our Kimberly Vineyard (first tranche), Golden Eagle Ranch (first tranche), Quail Run Vineyard, Blue Heron Farms, Sweetwater Farm, Sandpiper Ranch, Pleasant Plains Farm, Macomb Farm, Tillar Farm, Kane County Farm, Condor Ranch, Roadrunner Ranch, Grassy Island Groves, Blue Cypress, Hawk Creek Ranch and Pintail Vineyards properties.

.	For the Three Months ended September 30,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$1,273,446	$729,040	$544,406	74.67%
Same-property portfolio	1,036,055	729,040	307,015	42.11%
Participating rent	545,716	431,884	113,832	26.36%
Same-property portfolio	545,716	431,884	113,832	26.36%
Recovery of expenses	119,545	74,448	45,097	60.58%
Same-property portfolio	88,231	74,448	13,783	18.51%
Other income	20,935	3,750	17,185	458.27%
Same-property portfolio	20,935	3,750	17,185	458.27%
Total operating revenues	1,959,642	1,239,122	720,520	58.15%
Same-property portfolio	1,690,937	1,239,122	451,815	36.46%
OPERATING EXPENSES:
Depreciation	517,223	395,014	122,209	30.94%
Same-property portfolio	417,688	395,014	22,674	5.74%
Management and performance fees-related party(1)	715,060	413,518	301,542	72.92%
Property operating expenses	312,741	231,235	81,506	35.25%
Same-property portfolio	234,122	231,235	2,887	1.25%
Professional fees	139,041	87,537	51,504	58.84%
General and administrative	40,710	32,380	8,330	25.73%
Total operating expenses	1,724,775	1,159,684	565,091	48.73%
OPERATING INCOME	234,867	79,438	155,429	195.66%
OTHER EXPENSE:
Interest income	(302)	(317)	15	4.73%
Interest expense and financing costs	189,613	25,682	163,931	638.31%
Total other expense	189,311	25,365	163,946	646.35%
INCOME BEFORE LOSS ON SALE OF LAND	45,556	54,073	(8,517)	(15.75)%
Loss on sale of land	—	(6,916)	6,916	100.00%
NET INCOME	45,556	47,157	(1,601)	(3.40)%
Less net income attributable to non-controlling interests	54,203	36,867	17,336	47.02%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(8,647)	$10,290	$(18,937)	(184.03)%

(1)

Performance fees refer to components of the compensation payable to AFA as our external manager pursuant to the terms of our Operating Partnership’s existing agreement of limited partnership. Following the Internalization Transaction, payment of these amounts will no longer be applicable.

Total Operating Revenues

Total operating revenues increased $720,520, or 58.15%, from $1,239,122 for the three months ended September 30, 2014 to $1,959,642 for the three months ended September 30, 2015.  This increase was predominately due to new leases with existing tenants that provide for higher fixed base rents (Golden Eagle Ranch and Blue Heron Farm), rents from acquisitions made in the fourth quarter of 2014 (second and larger tranche of Kimberly Vineyard and Falcon Farms) and the third quarter of 2015 (second tranche of Golden Eagle Ranch and Kingfisher Ranch), and increased participating rents (from Golden Eagle Ranch and Blue Heron Farm).  Total operating revenues for our same-property portfolio increased $451,815, or 36.46%, from $1,239,122 for the three months ended September 30, 2014 to $1,690,937 for the three months ended September 30, 2015, primarily due to new leases with existing tenants that provide for higher fixed base rents (Golden Eagle Ranch and Blue Heron Farm) and increased participating rents (from Golden Eagle Ranch and Blue Heron Farm).

Fixed rent increased $544,406, or 74.67%, from $729,040 for the three months ended September 30, 2014 to $1,273,446 for the three months ended September 30, 2015. The increase was primarily the result of new leases with existing tenants that provide for higher fixed base rents (Golden Eagle Ranch and Blue Heron Farm) and rents from acquisitions made in the fourth quarter of 2014 (second and larger tranche of Kimberly Vineyard and Falcon Farms) and the third quarter of 2015 (second tranche of Golden Eagle Ranch and Kingfisher Ranch).  Fixed rent for our same-property portfolio increased by $307,015, or 42.11%, from $729,040 for the three months ended September 30, 2014 to $1,036,055 for the three months ended September 30, 2015, for the reasons discussed above, taking out the contribution from the acquisitions in the fourth  and third quarters of 2014 and 2015, respectively.

Participating rent increased $113,832, or 26.36%, from $431,884 for the three months ended September 30, 2014 to $545,716 for the three months ended September 30, 2015. This increase was primarily due to Golden Eagle Ranch relating to the increased portion of the crop sold in the second quarter of 2015 compared to the second quarter of 2014 and increased almond prices and additional participating rent from Blue Heron Farm.

Recovery of expenses increased $45,097, or 60.58%, from $74,448 for the three months ended September 30, 2014 to $119,545 for the three months ended September 30, 2015.  This increase was primarily due to a recovery of taxes in the amount of $28,805 on the second and larger tranche of the Kimberly Vineyard property acquired in the fourth quarter of 2014 and the tenant on Blue Heron Ranch commencing a payment of real estate taxes pursuant to the new lease in the amount of $11,296. Recovery of expenses for our same-property portfolio increased $13,783, or 18.51%, from $74,448 for the three months ended September 30, 2014 to $88,231 for the three months ended September 30, 2015. This increase was primarily due to the tenant on Blue Heron Ranch commencing a payment of real estate taxes pursuant to the new lease.

Other income increased $17,185 or 458.27%, from $3,750 for the three months ended September 30, 2014 to $20,935 for the three months ended September 30, 2015.  The increase was attributable to additional revenue from our Blue Cypress property for miscellaneous use of the farm.

Total Operating Expenses

Total operating expenses increased $565,091, or 48.73%, from $1,159,684 for the three months ended September 30, 2014 to $1,724,775 for the three months ended September 30, 2015.  Operating expenses increased in part due to increased depreciation of $122,209. The increase in depreciation was primarily due to depreciation of $99,535 relating to our acquisitions made in the fourth quarter of 2014 (second and larger tranche of Kimberly Vineyard and Falcon Farms) and the third quarter of 2015 (second tranche of Golden Eagle Ranch and Kingfisher Ranch), and increased depreciation on our existing Golden Eagle Ranch property.   Management and performance fees-related party increased by $301,542 due to higher total assets for purposes of the management fees and increased performance fees due to the higher funds from operations and capital appreciation generated in 2015.  Such costs are will not continue following the Internalization Transaction.  Property operating expenses increased by $81,506 during the three months ended September 30, 2015.  $78,619 of the increase related to our acquisitions made in the fourth quarter of 2014 and third quarter of 2015 ($21,813 in management fees, $48,601 in real estate taxes, $6,000 in repairs and maintenance and $2,205 in insurance) and $13,421 related to increased management fees commensurate with the increased revenues from our same-property portfolio.  This was partially offset by the fact that, in 2014, Hawk Creek Ranch and Pintail Vineyards were entitled to participating revenues relating to leases assumed at the time the properties were purchased. As a result, our development properties incurred management fees and real estate taxes associated with this revenue in 2014, which ceased once the leases expired. These expenses are currently being capitalized as these two properties are under development.

Total Other Expense

Total other expense increased $163,946, or 646.35%, from $25,365 for the three months ended September 30, 2014 to $189,311 for the three months ended September 30, 2015. The increase in total expense arises from interest paid on the credit facilities, the first draw down of which occurred in the fourth quarter of 2014, and the increased deferred financing costs incurred in establishing the additional credit facilities 2015.

Permanent Crop Segment

Our permanent crop segment operating revenues for the periods presented were impacted by acquisitions made during the last quarter of 2014 and the third quarter of 2015. To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes first tranche for Kimberly Vineyard, first tranche for Golden Eagle Ranch, Quail Run Vineyard and Blue Heron Farm, permanent crop farms owned by us for the entirety of both periods presented.  In the fourth quarter of 2014, we closed two acquisitions of permanent crop properties, Falcon Farms and a second and larger tranche for the Kimberly Vineyard property.  In the third quarter of 2015, we closed two acquisitions of permanent crop properties, a second and smaller tranche for the Golden Eagle Ranch property and Kingfisher Ranch.

	For the Three Months ended September 30,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$658,414	$114,280	$544,134	476.14%
Same-property portfolio	421,023	114,280	306,743	268.41%
Participating rent	545,716	431,884	113,832	26.36%
Same-property portfolio	545,716	431,884	113,832	26.36%
Recovery of expenses	92,476	46,276	46,200	99.84%
Same-property portfolio	61,162	46,276	14,886	32.17%
Total operating revenues	1,296,606	592,440	704,166	118.86%
Same-property portfolio	1,027,901	592,440	435,461	73.03%
OPERATING EXPENSES:
Depreciation	414,632	314,139	100,493	31.99%
Same-property portfolio	315,097	314,139	958	0.30%
Property operating expenses	188,968	101,836	87,132	85.56%
Same-property portfolio	110,349	101,836	8,513	8.36%
Professional fees	7,746	525	7,221	1,375.43%
Total operating expenses	611,346	416,500	194,846	46.78%
OPERATING INCOME	$685,260	$175,940	$509,320	289.49%

Total Operating Revenues

Total operating revenues for our permanent crop segment increased $704,166, or 118.86%, from $592,440 for the three months ended September 30, 2014 to $1,296,606 for the three months ended September 30, 2015, which increase was primarily due to new leases with existing tenants that provide for higher fixed base rents (Golden Eagle Ranch and Blue Heron Farm), rents from acquisitions made in the fourth quarter of 2014 (second and larger tranche of Kimberly Vineyard and Falcon Farms) and the third quarter of 2015 (second tranche of Golden Eagle Ranch and Kingfisher Ranch), and increased participating rents from Golden Eagle Ranch, due in large part to sustained high almond prices.  Total operating revenues for our same-property permanent crop portfolio increased $435,461, or 73.03%, from $592,440 for the three months ended September 30, 2014 to $1,027,901 for the three months ended September 30, 2015, due to new leases with existing tenants that provide for higher fixed base rents (Golden Eagle Ranch and Blue Heron Farm) and increased participating rents from Golden Eagle Ranch, due in large part to sustained high almond prices.

Fixed rent for our permanent crop segment increased $544,134, or 476.14%, from $114,280 for the three months ended September 30, 2014 to $658,414 for the three months ended September 30, 2015. The increase was primarily due to new leases with existing tenants that provide for higher fixed base rents (Golden Eagle Ranch and Blue Heron Farm) and rents from acquisitions made in the fourth quarter of 2014 (second and larger tranche of Kimberly Vineyard and Falcon Farms) and the third quarter of 2015 (second tranche of Golden Eagle Ranch and Kingfisher Ranch).  Fixed rent for our same-property permanent crop portfolio increased $306,743, or 268.41%, from $114,280 for the three months ended September 30, 2014 to $421,023 for the three months ended September 30, 2015, most of which related to new leases with existing tenants that provide for higher fixed base rents (Golden Eagle Ranch and Blue Heron Farm).

Participating rent for our permanent crop segment (which is the same for our same-property portfolio) increased $113,832 or 26.36%, from $431,884 for the three months ended September 30, 2014 to $545,716 for the three months ended September 30, 2015. This increase was due to Golden Eagle Ranch relating to the increased portion of the crop sold in the third quarter of 2015 compared to the third quarter of 2014 and increased almond prices and additional participating rent from Blue Heron in the amount of $39,166.

Recovery of expenses for our permanent crop segment increased $46,200, or 99.84%, from $46,276 for the three months ended September 30, 2014 to $92,476 for the three months ended September 30, 2015. This increase was primarily due to a recovery of taxes in the amount of $28,805 on the second and larger tranche of the Kimberly Vineyard property acquired in the fourth quarter of 2014 and the tenant on Blue Heron Ranch commencing a payment of real estate taxes pursuant to the new lease in the amount of $11,296.  Recovery of expenses for our same-property permanent crop portfolio increased $14,886, or 32.17%, from $46,276 for the three months ended September 30, 2014 to $61,162 for the three months ended September 30, 2015. This increase was primarily due to the tenant on Blue Heron Ranch commencing a payment of real estate taxes pursuant to the new lease, and real estate taxes incurred on the Golden Eagle Ranch property and, consequently, a higher recovery from the tenant.

Total Operating Expenses

Total operating expenses for our permanent crop segment increased $194,846, or 46.78%, from $416,500 for the three months ended September 30, 2014 to $611,346 for the three months ended September 30, 2015. The increase in depreciation was primarily due to relating to our acquisitions made in the fourth quarter of 2014 (second and larger tranche of Kimberly Vineyard and Falcon Farms) and the third quarter of 2015 (second tranche of Golden Eagle Ranch and Kingfisher Ranch), and increased depreciation on our existing Golden Eagle Ranch property.  Of the $87,132 increase in property operating expenses, $78,619 related to our acquisitions made in the fourth quarter of 2014 and third quarter of 2015 ($21,813 in management fees, $48,601 in real estate taxes, $6,000 in repairs and maintenance and $2,205 in insurance) and $13,421 related to increased management fees commensurate with the increased revenues from our same-property portfolio, partially offset by lower real estate taxes on our Blue Heron property.

Specialty/Vegetable Row Crop Segment

We owned all of our specialty/vegetable row crop farms (Sweetwater Farm and Sandpiper Ranch) for the entirety of the three months ended September 30, 2015 and September 30, 2014.

	For the Three Months ended September 30,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$192,725	$192,725	—	—
Recovery of expenses	23,803	25,087	$(1,284)	(5.12)%
Other income	3,750	3,750	—	—
Total operating revenues	220,278	221,562	(1,284)	(0.58)%
OPERATING EXPENSES:
Depreciation	23,597	24,792	(1,195)	(4.82)%
Property operating expenses	41,285	42,210	(925)	(2.19)%
Professional fees	639	—	639	—
Total operating expenses	65,521	67,002	(1,481)	(2.21)%
OPERATING INCOME	$154,757	$154,560	$197	0.13%

Total Operating Revenues

Total operating revenues for our specialty/vegetable row crop segment decreased $1,284, or 0.58%, from $221,562 for the three months ended September 30, 2014 to $220,278 for the three months ended September 30, 2015, which decrease was attributable to the lower real estate taxes we were required to pay on our Sandpiper Ranch property and, hence, the lower amount for which our tenant was required to reimburse us.

Fixed rent was $192,725 for the three months ended September 30, 2014 and the three months ended September 30, 2015.

Recovery of expenses decreased $1,284, or 5.12%, from $25,087 for the three months ended September 30, 2014 to $23,803 for the three months ended September 30, 2015. The decrease was attributable to the lower real estate taxes we were required to pay on our Sandpiper Ranch property and, hence, the lower amount for which our tenant was required to reimburse us.

Other income was $3,750 for the three months ended September 30, 2014 and the three months ended September 30, 2015.  This income is derived from water rights and excess usage of the well on our Sandpiper Ranch property.

Total Operating Expenses

Total operating expenses for our specialty/vegetable row crop segment decreased $1,481, or 2.21%, from $67,002 for the three months ended September 30, 2014 to $65,521 for the three months ended September 30, 2015. The decrease in operating expenses was attributable to decreased depreciation of $1,195 from our Sweetwater Farm property.

Commodity Row Crop Segment

We owned all of our commodity row crop farms (Pleasant Plains Farm, Macomb Farm, Tillar Farm and Kane County Farm) for the entirety of the three months ended September 30, 2015 and September 30, 2014.

	For the Three Months Ended September 30,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$398,707	$398,435	$272	0.07%
Other income	—	—	—	—
Total operating revenues	398,707	398,435	272	0.07%
OPERATING EXPENSES:
Depreciation	927	768	159	20.70%
Property operating expenses	63,360	59,357	4,003	6.74%
Total operating expenses	64,287	60,125	4,162	6.92%
OPERATING INCOME	$334,420	$338,310	$(3,890)	(1.15)%

Total Operating Revenues

Total operating revenues for our commodity row crop segment increased $272, or 0.07%, from $398,435 for the three months ended September 30, 2014 to $398,707 for the three months ended September 30, 2015, all of which is attributable to our Kane County Farm.

Fixed rent increased $272, or 0.07%, from $398,435 for the three months ended September 30, 2014 to $398,707 for the three months ended September 30, 2015, all of which was attributable to our Kane County Farm.

Total Operating Expenses

Total operating expenses for our commodity row crop segment increased $4,162, or 6.92%, from $60,125 for the three months ended September 30, 2014 to $64,287 for the three months ended September 30, 2015. The increase in property operating expenses was the result of higher real estate taxes mainly on our Kane County.

Development Segment

We owned all of our development segment farms for the entirety of the three months September 30, 2015 and September 30, 2014. Our development segment operating revenues are generated from Condor Ranch and Grassy Island Groves on the portion of the property that is not under development. We derived no revenues from our other properties under development, Roadrunner Ranch, Blue Cypress, Hawk Creek Ranch and Pintail Vineyards.

	For the Three Months Ended September 30,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$23,600	$23,600	—	—
Recovery of expenses	3,266	3,085	$181	5.87%
Other income	17,185	—	17,185	—
Total operating revenues	44,051	26,685	17,366	65.08%
OPERATING EXPENSES:
Depreciation	78,067	55,315	22,752	41.13%
Property operating expenses	19,128	27,832	(8,704)	(31.27)%
Professional fees	787	208	579	278.37%
Total operating expenses	97,982	83,355	14,627	17.55%
OPERATING LOSS	$(53,931)	$(56,670)	$2,739	4.83%

Total Operating Revenues

Total operating revenues for our development segment increased $17,366, or 65.08%, from $26,685 for the three months ended September 30, 2014 to $44,051 for the three months ended June, 2015, which increase was primarily attributable to $17,185 in additional revenue received from our Blue Cypress for miscellaneous use of the farm.

Fixed rent was $23,600 for the three months ended September 30, 2014 and the three months ended September 30, 2015.

Recovery of expenses for our development segment increased $181, or 5.87%, from $3,085 for the three months ended September 30, 2014 to $3,266 for the three months ended September 30, 2015. This increase was directly related to higher real estate taxes we paid on the Condor Ranch property, which is recovered from the tenant.

Total Operating Expenses

Total operating expenses for our development segment increased $14,627, or 17.55%, from $83,355 for the three months ended September 30, 2014 to $97,982 for the three months ended September 30, 2015.  Depreciation increased by $22,752 related to Hawk Creek and Pintail Vineyard, whereas property operating expenses decreased by $8,704 in 2015.  $11,194 is attributable to the fact that, in 2014, Hawk Creek Ranch and Pintail Vineyards were entitled to participating revenues relating to leases assumed at the time the properties were purchased. As a result, our development properties incurred management fees and real estate taxes associated with this revenue in 2014, which ceased once the leases expired. These expenses are currently capitalized as these two properties are under development.

Comparison of the Nine Months ended September 30, 2015 to the Nine Months ended September 30, 2014

Consolidated Results

Our operating revenues for the periods presented were significantly impacted by acquisitions made during the fourth quarter of 2014 (Falcon Farms and the second tranche of Kimberly Vineyard) and the third quarter of 2015 (the second tranche of Golden Eagle and Kingfisher Ranch). To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues for our same-property portfolio, which includes only farms owned by us for the entirety of both periods presented, and which consists of our Kimberly Vineyard (first tranche), Golden Eagle Ranch (first tranche), Quail Run Vineyard, Blue Heron Farms, Sweetwater Farm, Sandpiper Ranch, Pleasant Plains Farm, Macomb Farm, Tillar Farm, Kane County Farm, Condor Ranch, Roadrunner Ranch, Grassy Island Groves, Blue Cypress, Hawk Creek Ranch and Pintail Vineyards properties.

	For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$3,809,739	$2,330,893	$1,478,846	63.45%
Same-property portfolio	3,306,918	2,330,893	976,025	41.87%
Participating rent	2,875,280	2,359,923	515,357	21.84%
Same-property portfolio	2,875,280	2,359,923	515,357	21.84%
Recovery of expenses	350,304	228,531	121,773	53.29%
Same-property portfolio	259,739	228,531	31,208	13.66%
Other income	62,735	64,225	(1,490)	(2.32)%
Same-property portfolio	42,735	64,225	(21,490)	(33.46)%
Total operating revenues	7,098,058	4,983,572	2,114,486	42.43%
Same-property portfolio	6,484,672	4,983,572	1,501,100	30.12%
OPERATING EXPENSES:
Depreciation	1,410,517	1,130,049	280,468	24.82%
Same-property portfolio	1,212,878	1,130,049	82,829	7.33%
Management and performance fees-related party(1)	2,739,856	1,572,905	1,166,951	74.19%
Property operating expenses	1,117,155	929,174	187,981	20.23%
Same-property portfolio	887,608	929,174	(41,566)	(4.47)%
Acquisition-related expenses	—	44,712	(44,712)	(100.00)%
Professional fees	373,352	283,682	89,670	31.61%
General and administrative	187,425	149,377	38,048	25.47%
Total operating expenses	5,828,305	4,109,899	1,718,406	41.81%
OPERATING INCOME	1,269,753	873,673	396,080	45.34%
OTHER (INCOME) EXPENSE:
Interest income	(1,200)	(1,796)	596	33.18%
Interest expense and financing costs	403,103	68,290	334,813	490.28%
Total other expense	401,903	66,494	335,409	504.42%
INCOME BEFORE GAIN ON SALE OF LAND	867,850	807,179	60,671	7.52%
Gain on sale of land	—	47,701	(47,701)	(100.00)%
INCOME BEFORE INCOME TAXES	867,850	854,880	12,970	1.52%
Income tax provision	(79,832)	—	(79,832)	—
NET INCOME	788,018	854,880	(66,862)	(7.82)%
Less net income attributable to non-controlling interests	316,941	252,784	64,157	25.38%
NET INCOME ATTRIBUTABLE TO THE COMPANY	$471,077	$602,096	$(131,019)	(21.76)%

(1)

Performance fees refer to components of the compensation payable to AFA as our external manager pursuant to the terms of our Operating Partnership’s existing agreement of limited partnership that were payable prior to the Internalization Transaction.

Total Operating Revenues

Total operating revenues increased $2,114,486, or 42.43%, from $4,983,572 for the nine months ended September 30, 2014 to $7,098,058 for the nine months ended September 30, 2015, predominately due to new leases with existing tenants that provide for higher fixed base rents (Golden Eagle Ranch and Blue Heron Farm), $53,487 in increased revenue received from our Grassy Island

Groves property on the portion of the property not being redeveloped, rents from acquisitions made in the fourth quarter of 2014 (second and larger tranche of Kimberly Vineyard and Falcon Farms) and the third quarter of 2015 (second tranche of Golden Eagle Ranch and Kingfisher Ranch), and increased participating rents (from Golden Eagle Ranch and Quail Run Vineyard).  Total operating revenues for our same-property portfolio increased $1,501,100, or 30.12%, from $4,983,572 for the nine months ended September 30, 2014 to $6,484,672 for the nine months ended September 30, 2015, primarily due to new leases with existing tenants that provide for higher fixed base rents (Golden Eagle Ranch and Blue Heron Farm), $53,487 in increased revenue received from our Grassy Island Groves property on the portion of the property not being redeveloped and increased participating rents (from Golden Eagle Ranch and Quail Run Vineyard).

Fixed rent increased $1,478,846, or 63.45%, from $2,330,893 for the nine months ended September 30, 2014 to $3,809,739 for the nine months ended September 30, 2015. The increase was primarily the result of new leases with existing tenants that provide for higher fixed base rents (Golden Eagle Ranch and Blue Heron Farm) in the amount of $935,520, $53,487 in increased revenue received from our Grassy Island Groves property on the portion of the property not being redeveloped and rents from acquisitions made in the fourth quarter of 2014 (second and larger tranche of Kimberly Vineyard and Falcon Farms) and the third quarter of 2015 (second tranche of Golden Eagle Ranch and Kingfisher Ranch).  Fixed rent for our same-property portfolio increased by $976,025, or 41.87%, from $2,330,893 for the nine months ended September 30, 2014 to $3,306,918 for the nine months ended September 30, 2015, for the reasons discussed above, taking out the contribution from the acquisitions in the fourth quarter of 2014 and third quarter of 2015.

Participating rent increased $515,357, or 21.84%, from $2,359,923 for the nine months ended September 30, 2014 to $2,875,280 for the nine months ended September 30, 2015. This increase was primarily due to Golden Eagle Ranch relating to the increased portion of the crop sold in 2015 and higher almond prices compared to the first half of 2014, and participating rent from Quail Run Vineyard.

Recovery of expenses increased $121,773, or 53.29%, from $228,531 for the nine months ended September 30, 2014 to $350,304 for the nine months ended September 30, 2015. This increase was primarily due to a recovery of taxes in the amount of $88,055 on the second and larger tranche of the Kimberly Vineyard property acquired in the fourth quarter of 2014 and the tenant on Blue Heron Ranch commencing a payment of real estate taxes pursuant to the new lease in the amount of $33,231. Recovery of expenses for our same-property portfolio increased $31,208, or 13.66%, from $228,531 for the nine months ended September 30, 2014 to $259,739 for the nine months ended September 30, 2015. This increase was primarily due to the tenant on Blue Heron Ranch commencing a payment of real estate taxes pursuant to the new lease, offset by lower real estate taxes incurred on the Quail Run Vineyard property and consequently, a lower recovery from the tenant.

Other income was $62,735 for the nine months ended September 30, 2015 as opposed to $64,225 for the nine months ended September 30, 2014, a decrease of $1,490.  Other income for the nine months ended September 30, 2015 included $20,000 of income for our Falcon Farms properties received from a soil excavation company to extract soil material from one of the tracts on the property, $25,250 of income for water rights and excess usage of the well on our Sandpiper Ranch property and $17,185 relating to Blue Cypress arising from additional revenue for miscellaneous use of the property.  In 2014 we received $39,600 related to the sale of palm trees from our Blue Cypress Farm property, $11,254 of income for water rights and excess usage of the well on our Sandpiper Ranch property and $13,371 relating to the granting of easements on our Macomb Farm property.

Total Operating Expenses

Total operating expenses increased $1,718,406, or 41.81%, from $4,109,899 for the nine months ended September 30, 2014 to $5,828,305 for the nine months ended September 30, 2015.  Operating expenses increased in part due to increased depreciation of $280,468. The increase in depreciation was primarily due to depreciation of $197,639 relating to our acquisitions made in the fourth quarter of 2014 (second and larger tranche of Kimberly Vineyard and Falcon Farms) and the third quarter of 2015 (second tranche of Golden Eagle Ranch and Kingfisher Ranch), and $29,125 relating to our existing Golden Eagle Ranch property.  Management and performance fees-related party increased by $1,166,951 due to higher total assets for purposes of the management fees and increased performance fees due to the higher funds from operations and capital appreciation generated in 2015.  Such costs will not continue following the Internalization Transaction.  Property operating expenses increased by $187,981 during the nine months ended September 30, 2015. Of the $187,981 increase in property operating expenses, $229,547 related to our acquisitions made in the fourth quarter of 2014 and the third quarter of 2015 ($67,548 in management fees, $140,768 in real estate taxes, $15,644 in repairs and maintenance, and $5,587 in insurance) and $47,132 related to increased management fees commensurate with the increased revenues from our same-property portfolio.  This was partially offset by property operating costs incurred in 2014 relating to the Hawk Creek Ranch and Pintail Vineyards properties from which we were entitled to participating revenues relating to leases assumed at the time the properties were purchased.  As a result, our development properties incurred management fees, real estate taxes and other expenses associated with this revenue in 2014 amounting to $52,038, which ceased once the leases expired. These expenses are currently being capitalized, as these two properties are under development.

Total Other Expense

Total other expense increased $335,409, or 504.42%, from $66,494 for the nine months ended September 30, 2014 to $401,903 for the nine months ended September 30, 2015. The increase in total other expense arises from interest paid on the credit facilities, which were drawn down commencing in the fourth quarter of 2014, and the increased deferred financing costs incurred in establishing the additional credit facilities in the first and third quarters of 2015.

Permanent Crop Segment

Our permanent crop segment operating revenues for the periods presented were impacted by acquisitions made during the last quarter of 2014 and the third quarter of 2015.  To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes the first tranche for Kimberly Vineyard, the first tranche for Golden Eagle Ranch, Quail Run Vineyard and Blue Heron Farm, permanent crop farms owned by us for the entirety of both periods presented.  In the fourth quarter of 2014, we closed two acquisitions of permanent crop properties, Falcon Farms and a second and larger tranche for the Kimberly Vineyard property.  In the third quarter of 2015, we closed two acquisitions of permanent crop properties, a second and smaller tranche for the Golden Eagle Ranch property and Kingfisher Ranch.

	For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$1,767,419	$342,841	$1,424,578	415.52%
Same-property portfolio	1,264,597	342,841	921,756	268.86%
Participating rent	2,877,202	2,359,793	517,409	21.93%
Same-property portfolio	2,877,202	2,359,793	517,409	21.93%
Recovery of expenses	270,679	145,906	124,773	85.52%
Same-property portfolio	180,114	145,906	34,208	23.45%
Other income	20,000	—	20,000	—
Total operating revenues	4,935,300	2,848,540	2,086,760	73.26%
Same-property portfolio	4,321,913	2,848,540	1,473,373	51.72%
OPERATING EXPENSES:
Depreciation	1,145,202	896,415	248,787	27.75%
Same-property portfolio	947,563	896,415	51,148	5.71%
Property operating expenses	607,892	330,196	277,696	84.10%
Same-property portfolio	378,345	330,196	48,149	14.58%
Acquisition-related expenses	—	220	(220)	(100.00)%
Professional fees	9,677	6,477	3,200	49.41%
Total operating expenses	1,762,771	1,233,308	529,463	42.93%
OPERATING INCOME	$3,172,529	$1,615,232	$1,557,297	96.41%

Total Operating Revenues

Total operating revenues for our permanent crop segment increased $2,086,760, or 73.26%, from $2,848,540 for the nine months ended September 30, 2014 to $4,935,300 for the nine months ended September 30, 2015, predominately due to new leases with existing tenants that provide for higher fixed base rents (Golden Eagle Ranch and Blue Heron Farm), rents from acquisitions made in the fourth quarter of 2014 (second and larger tranche of Kimberly Vineyard and Falcon Farms) and the third quarter of 2015 (second tranche of Golden Eagle Ranch and Kingfisher Ranch), and increased participating rents (from Golden Eagle Ranch and Quail Run Vineyard).  Total operating revenues for our same-property permanent crop portfolio increased $1,473,373, or 51.72%, from $2,848,540 for the nine months ended September 30, 2014 to $4,321,913 for the nine months ended September 30, 2015, due to new leases with existing tenants that provide for higher fixed base rents (Golden Eagle Ranch and Blue Heron Farm) and increased participating rents (from Golden Eagle Ranch and Quail Run Vineyard).

Fixed rent for our permanent crop segment increased $1,424,578, or 415.52%, from $342,841 for the nine months ended September 30, 2014 to $1,767,419 for the nine months ended September 30, 2015. The increase was primarily due to new leases with existing tenants that provide for higher fixed base rents (Golden Eagle Ranch and Blue Heron Farm) and rents from acquisitions made in the fourth quarter of 2014 (second and larger tranche of Kimberly Vineyard and Falcon Farms) and the third quarter of 2015 (second tranche of Golden Eagle Ranch and Kingfisher Ranch).  Fixed rent for our same-property permanent crop portfolio increased

$921,756, or 268.86%, from $342,841 for the nine months ended September 30, 2014 to $1,264,597 for the nine months ended September 30, 2015, most of which related to new leases with existing tenants that provide for higher fixed base rents (Golden Eagle Ranch and Blue Heron Farm).

Participating rent for our permanent crop segment (which is the same for our same-property portfolio) increased $517,409, or 21.93%, from $2,359,793 for the nine months ended September 30, 2014 to $2,877,202 for the nine months ended September 30, 2015. This increase was primarily due to Golden Eagle Ranch relating to the increased portion of the crop sold in 2015 and higher almond prices compared to 2014, and participating rent from Quail Run Vineyard relating to the 2014 crop.

Recovery of expenses for our permanent crop segment increased $124,773, or 85.52%, from $145,906 for the nine months ended September 30, 2014 to $270,679 for the nine months ended September 30, 2015. This increase was primarily due to a recovery of taxes in the amount of $88,055 on the second and larger tranche of the Kimberly Vineyard property acquired in the fourth quarter of 2014 and the tenant on Blue Heron Ranch commencing a payment of real estate taxes pursuant to the new lease in the amount of $33,231.  Recovery of expenses for our same-property permanent crop portfolio increased $34,208, or 23.45%, from $145,906 for the nine months ended September 30, 2014 to $180,114 for the nine months ended September 30, 2015. This increase was primarily due to the tenant on Blue Heron Ranch commencing a payment of real estate taxes pursuant to the new lease.

Other income was $20,000 for the nine months ended September 30, 2015, which was the result of income our Falcon Farms properties received from a soil excavation company to extract soil material from one of the tracts on the property.

Total Operating Expenses

Total operating expenses for our permanent crop segment increased $529,463, or 42.93%, from $1,233,308 for the nine months ended September 30, 2014 to $1,762,771 for the nine months ended September 30, 2015. The increase in depreciation was primarily due to depreciation of $197,639 relating to our acquisitions made in the fourth quarter of 2014 (second and larger tranche of Kimberly Vineyard and Falcon Farms) and the third quarter of 2015 (second tranche of Golden Eagle Ranch and Kingfisher Ranch), and $29,125 relating to our existing Golden Eagle Ranch property.  Of the $277,696 increase in property operating expenses, $229,547 related to our acquisitions made in the fourth quarter of 2014 and third quarter of 2015 ($67,548 in management fees, $140,768 in real estate taxes, $15,644 in repairs and maintenance, and $5,587 in insurance) and $47,132 related to increased management fees commensurate with the increased revenues from our same-property portfolio.

Specialty/Vegetable Row Crop Segment

We owned all of our specialty/vegetable row crop farms (Sweetwater Farm and Sandpiper Ranch) for the entirety of the nine months ended September 30, 2015 and September 30, 2014.

	For the Nine Months ended September 30,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$578,175	$578,175	—	—
Recovery of expenses	70,021	73,371	$(3,350)	(4.57)%
Other income	25,250	11,254	13,996	124.36%
Total operating revenues	673,446	662,800	10,646	1.61%
OPERATING EXPENSES:
Depreciation	70,790	66,617	4,173	6.26%
Property operating expenses	123,100	124,492	(1,392)	(1.12)%
Professional fees	1,701	2,166	(465)	(21.47)%
Total operating expenses	195,591	193,275	2,316	1.20%
OPERATING INCOME	$477,855	$469,525	$8,330	1.77%

Total Operating Revenues

Total operating revenues for our specialty/vegetable row crop segment increased $10,646, or 1.61%, from $662,800 for the nine months ended September 30, 2014 to $673,446 for the nine months ended September 30, 2015, which increase was primarily the result of increased income for water rights and excess usage of the well on our Sandpiper Ranch property.

Fixed rent was $578,175 for the nine months ended September 30, 2014 and the nine months ended September 30, 2015.

Recovery of expenses decreased $3,350, or 4.57%, from $73,371 for the nine months ended September 30, 2014 to $70,021 for the nine months ended September 30, 2015. The decrease was attributable to the lower real estate taxes we were required to pay on our Sandpiper Ranch property and, hence, the lower amount our tenant was required to reimburse us for.

Other income increased $13,996, or 124.36%, from $11,254 for the nine months ended September 30, 2014 to $25,250 for the nine months ended September 30, 2015. This increase was the result of increased income for water rights and excess usage of the well on our Sandpiper Ranch property.

Total Operating Expenses

Total operating expenses for our specialty/vegetable row crop segment increased $2,316, or 1.20%, from $193,275 for the nine months ended September 30, 2014 to $195,591 for the nine months ended September 30, 2015. The increase in operating expenses was attributable to increased depreciation of $4,173 from our Sweetwater Farm property, offset by lower property operating expenses (principally due to real estate taxes) and lower professional fees.

Commodity Row Crop Segment

We owned all of our commodity row crop farms (Pleasant Plains Farm, Macomb Farm, Tillar Farm and Kane County Farm) for the entirety of the nine months September 30, 2015 and September 30, 2014.

	For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$1,196,086	$1,195,304	$782	0.07%
Other income	300	13,371	(13,071)	(97.76)%
Total operating revenues	1,196,386	1,208,675	(12,289)	(1.02)%
OPERATING EXPENSES:
Depreciation	2,462	2,303	159	6.90%
Property operating expenses	211,252	195,544	15,708	8.03%
Total operating expenses	213,714	197,847	15,867	8.02%
OPERATING INCOME	$982,672	$1,010,828	$(28,156)	(2.79)%

Total Operating Revenues

Total operating revenues for our commodity row crop segment decreased $12,289, or 1.02%, from $1,208,675 for the nine months ended September 30, 2014 to $1,196,386 for the nine months ended September 30, 2015, primarily attributable to substantially lower other income (derived from the granting of easements) we received from our Macomb Farm property.

Fixed rent increased $782, or 0.07%, from $1,195,304 for the nine months ended September 30, 2014 to $1,196,086 for the nine months ended September 30, 2015, all of which was attributable to our Kane County Farm.

Total Operating Expenses

Total operating expenses for our commodity row crop segment increased $15,867, or 8.02%, from $197,847 for the nine months ended September 30, 2014 to $213,714 for the nine months ended September 30, 2015. The increase in property operating expenses was substantially the result of higher real estate taxes on our Kane County Farm and Pleasant Plains Farm properties.

Development Segment

We owned all of our development segment farms for the entirety of the nine months September 30, 2015 and September 30, 2014. Our development segment operating revenues are generated from Condor Ranch and Grassy Island Groves on the portion of the property that is not under development. We derived no revenues from our other properties under development, Roadrunner Ranch, Blue Cypress, Hawk Creek Ranch and Pintail Vineyards.

	For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$268,059	$214,573	$53,486	24.93%
Participating rent	(1,922)	130	(2,052)	(1578.46)%
Recovery of expenses	9,604	9,254	350	3.78%
Other income	17,185	39,600	(22,415)	(56.60)%
Total operating revenues	292,926	263,557	29,369	11.14%
OPERATING EXPENSES:
Depreciation	192,063	164,714	27,349	16.60%
Property operating expenses	174,911	278,942	(104,031)	(37.29)%
Acquisition-related expenses	—	44,492	(44,492)	(100.00)%
Professional fees	2,959	3,424	(465)	(13.58)%
Total operating expenses	369,933	491,572	(121,639)	(24.74)%
OPERATING LOSS	$(77,007)	$(228,015)	$151,008	66.23%

Total Operating Revenues

Total operating revenues for our development segment increased $29,369, or 11.14%, from $263,557 for the nine months ended September 30, 2014 to $292,926 for the six months ended June, 2015, which increase was primarily attributable to $53,486 in increased revenue received from our Grassy Island Groves property on the portion of the property not being redeveloped, offset by lower amounts of other income in 2015.

Fixed rent for our development segment increased $53,486, or 24.93%, from $214,573 for the nine months ended September 30, 2014 to $268,059 for the nine months ended September 30, 2015, which increase was attributable to increased revenue received from our Grassy Island Groves property on the portion of the property not being redeveloped.

Recovery of expenses for our development segment increased $350, or 3.78%, from $9,254 for the nine months ended September 30, 2014 to $9,604 for the nine months ended September 30, 2015. This increase was directly related to higher real estate taxes we paid on the Condor Ranch property, all of which is recovered by the tenant on that property.

We received $17,185 relating to Blue Cypress arising from miscellaneous use of the property in 2015 and we received $39,600 in other income during the nine months ended September 30, 2014 related to the sale of palm trees from our Blue Cypress Farm property.

Total Operating Expenses

Total operating expenses for our development segment decreased $121,639, or 24.74%, from $491,572 for the nine months ended September 30, 2014 to $369,933 for the nine months ended September 30, 2015.  Property operating expenses decreased by $104,031 in 2015.  This is attributable to lower crop costs on the Grassy Island Groves property of $61,266 and the fact that, in 2014, Hawk Creek Ranch and Pintail Vineyards were entitled to participating revenues relating to leases assumed at the time the properties were purchased. As a result, our development properties incurred management fees and real estate taxes associated with this revenue in 2014 of $51,009, which ceased once the leases expired.  These expenses are currently being capitalized as these two properties are under development.  Lastly, we did not incur any acquisition related expenses in 2015.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to meet requests for capital, whether for acquisitions of new farms, to fund capital expenditures, including planned redevelopment expenses and unplanned repairs, for the repayment of existing borrowing arrangements, for distributions to our stockholders and holders of Common Units or other cash demands that may arise in the course of our ordinary business operations.

Our sources of funds to meet our liquidity needs will primarily be, to the extent applicable, existing cash balances, including the net proceeds received in connection with the Offering, cash flow from operations and available borrowings under our revolving credit facilities. We believe that these cash sources will be sufficient to satisfy our cash requirements for the next 12 months. We plan to use our sources of cash primarily to acquire farms consistent with our investment strategy, to repay principal amounts, including interest on any outstanding borrowings, if any, finance capital expenditures on development farms and fund our operations and make distributions to our stockholders and the holders of Common Units.

On October 23, 2015, we completed the Offering, which resulted in aggregate net proceeds to us, after deducting the underwriting discount and commissions and expenses payable by us, of approximately $39.2 million. We repaid approximately $25 million of outstanding indebtedness under our revolving credit facilities with a portion of the proceeds of the Offering. We intend to use the remainder of net proceeds from the Offering for general corporate and working capital purposes, including to fund capital expenditures for our existing farms currently expected to total approximately $9.3 million for 2015, of which $2.2 million had not yet been expended through September 30, 2015.

Our long-term liquidity needs will mainly be for funds necessary to acquire additional farms, to make certain long-term capital expenditures and to make principal and interest payments on any debt that we may incur in the future. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including Common Units), cash flow from operations, and other secured and unsecured borrowings.

We believe that, as a publicly traded company, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the issuance of additional equity securities and the incurrence of additional debt. However, given that we are a new public company, we cannot assure you that we will have access to all of these sources of capital, if any. Our ability to access the equity capital markets will depend on a variety of factors, many of which are out of our control, including general market conditions and market perceptions regarding our company. Our ability to incur additional debt will also depend on a variety of factors, including our degree of leverage and borrowing restrictions that may be imposed by lenders.

Credit Facilities

As of September 30, 2015, we had three revolving credit facilities in place with an aggregate principal amount of $75 million, of which $52.2 million was drawn on that date. The key terms of the revolving credit facilities, which were arranged by Rutledge Investment Company, are outlined below.

Maturity and Interest

The original revolving credit facility of $25 million (i) has a maturity date of January 1, 2019, (ii) bears interest at a rate per annum equal to the 90 days LIBOR, plus 130 basis points, and (iii) requires us to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar quarter. Additionally, the original revolving credit facility requires us to pay a quarterly non-usage fee equal to (x) 0.25%, on an annualized basis, multiplied by (y) an amount equal to the total funds drawn under the facility subtracted from the aggregate principal amount of $25 million.

The second revolving credit facility of $25 million (i) has a maturity date of January 1, 2020, (ii) bears interest at a rate per annum equal to the 90 days LIBOR, plus 130 basis points, and (iii) requires us to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar quarter. Additionally, the second revolving credit facility requires us to pay a quarterly non-usage fee equal to (x) 0.25%, on an annualized basis, multiplied by (y) an amount equal to the total funds drawn under the facility subtracted from the aggregate principal amount of $25 million.

The third revolving credit facility of $25 million (i) has a maturity date of August 1, 2020, (ii) bears interest at a rate per annum equal to the 90 days LIBOR, plus 130 basis points, and (iii) requires us to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar quarter. Additionally, the third revolving credit facility requires us to pay a quarterly non-usage fee equal to (x) 0.25%, on an annualized basis, multiplied by (y) an amount equal to the total funds drawn under the facility subtracted from the aggregate principal amount of $25 million.

Events of Default

The revolving credit facilities contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance in all material respects with the terms and conditions of the agreement and other documents evidencing the credit facilities, defaults in payments relating to any other indebtedness owed to the lender, and bankruptcy or other insolvency events. As of September 30, 2015, management believes we were in compliance with all covenants contained in the credit facility agreements.

Security

The original revolving credit facility is secured by first lien mortgages on our Pleasant Plains Farm, Macomb Farm, Sweetwater Farm, Tillar Farm and Kane County Farms properties, with the loan commitment amount not to exceed 50% of the current appraised value of the farms pledged as collateral.

The second revolving credit facility is secured by first lien mortgages on our Sandpiper Ranch, Quail Run Vineyard, Golden Eagle Ranch and Blue Heron Farms properties, with the loan commitment amount not to exceed 50% of the current appraised value of the farms pledged as collateral.

The third revolving credit facility is secured by first lien mortgages on our Kimberly Vineyard, Blue Cypress, Grassy Island Groves, Condor Ranch and Roadrunner Ranch properties, with the loan commitment amount not to exceed 50% of the current appraised value of the farms pledged as collateral.

We have executed a term sheet with Rutledge Investment Company for an additional $15 million revolving line of credit to be secured over three properties with generally the same terms as the existing credit facilities.  We expect that facility to close in December 2015.

Distributions and Equity Transactions

In order to qualify as a REIT, we generally are required to distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We expect to make quarterly distributions to our stockholders in a manner intended to satisfy this requirement. Prior to making any distributions for U.S. federal tax purposes or otherwise, we must first satisfy our operating and debt service obligations. It is possible that it would be necessary to utilize cash reserves, liquidate assets at unfavorable prices or incur additional indebtedness in order to make required distributions. It is also possible that our Board of Directors could decide to make required distributions in part by using shares of our stock.

Prior to the Offering, we maintained a distribution reinvestment program, or DRP, which allowed our stockholders who have purchased shares in our private placements to automatically reinvest distributions by purchasing additional shares from us. Such purchases under our DRP were not subject to brokerage commission fees or service charges. During the three months ended September 30, 2015, we did not receive any investor proceeds through our DRP.

Subsequent to September 30, 2015, we completed the Offering, resulting in gross proceeds of $48.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $39.2 million, and the listing of our common stock on the NYSE MKT LLC under the symbol “AFCO”.

Capital Expenditure and Development Activity

We anticipate that obligations related to our development properties can be met with existing cash balances, including net proceeds of the offering, cash flows from operations and working capital.

The following table summarized the current progress of our farms that are undergoing substantial or total development as of September 30, 2015.

Property	Tillable Acres Subject to Development	Crop Being Developed	Purchase Price Plus Closing Costs	Total Capital Expenditures to Date	Estimated Remaining Capital Expenditure	Estimated Remaining Capital Expenditures Less Revenue Offset	Expected Completion Date	Description of Development
Blue Cypress Farm	2,036	Specialty/ Vegetable Row Crops	$7,332,199	$4,240,308	$-	$-	2015

The land is being converted from an abandoned citrus grove to a specialty/vegetable row crop property. Land leveling has been completed and disking throughout the leveled fields and other minor projects continue.  First commercial crop anticipated in the 2016 crop season

Condor Ranch	202	Avocados and Lemons	5,020,489	4,727,277	615,830	(665,951)	2016

The development phase has been completed, including land preparation and irrigation installation, and the entire development property has been planted to lemons and avocados, with a variety of the lemon trees maturing faster than initial expectations. Property is still considered to be in the process of development, as the young trees, while planted, are not yet commercially productive and, as such, there is no tenant, except for a minority 56 mature acres that are subject to participating leases.(1)

Roadrunner Ranch	227	Seedless organic mandarins	2,508,615	4,859,339	977,763	(371,482)	2016

The development phase has been completed, including land preparation, irrigation installation, planting and frost protection installation. Property is still considered to be in the process of development as the majority of the young trees have been planted, but are not yet commercially productive and, as such, there is no tenant in place. While not commercially productive, the first organically certified crop was harvested earlier this year. (2)

Grassy Island Groves	451	Citrus	2,422,067	2,459,833	2,132,728	1,246,408	2019

With respect to the north half of the property, new trees have been planted. Irrigation installation has also been completed.  With respect to the south half of the property, new trees have been planted. (3)

Quail Run Vineyard	77	Wine grapes	7,986,077	2,015,812	242,542	(184,058)	2017

Development of 77 acres or three of the eight blocks to pinot noir grape vines has been completed, including the installation of trellises and drip hoses. The young vines are healthy and growing as expected.  The farm is still considered to be in the process of development as the vines are not yet commercially productive.

Property	Tillable Acres Subject to Development	Crop Being Developed	Purchase Price Plus Closing Costs	Total Capital Expenditures to Date	Estimated Remaining Capital Expenditure	Estimated Remaining Capital Expenditures Less Revenue Offset	Expected Completion Date	Description of Development
Pintail Vineyards	87	Wine grapes	1,091,048	893,686	799,591	438,591	2019	Ground preparation and the irrigation system implementation have been completed. Planting of pinot grigio and petite syrah wine grapes has been completed.
Hawk Creek Ranch	425	Pistachios	5,095,058	2,698,593	3,918,636	1,781,676	2021

Installation of the irrigation system is complete, and a pump is being installed. Planting of pistachio trees is anticipated to be complete later this year, with an additional 80 acres to be planted next year.

Total:	3,505		$31,455,553	$21,894,848	$8,687,090	$2,245,184

(1)	Our Agricultural Sub-Adviser continues to investigate whether additional acres can be planted.
(2)

California experienced a freeze in December 2013, which resulted in the loss of 1-3% of the trees planted on the property. Replants were completed in the third quarter of 2014, and an initial crop is currently anticipated to be harvested in 2015.

(3)

The south half of the property was purchased with the intent to lease that section while undergoing some redevelopment. Upon further evaluation of the property. We terminated the lease on that portion of the property and expect to replant and redevelop approximately 105 acres of the south half, while the remaining 105 acres of that portion of the property will be directly operated by us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flows

Comparison of Nine Months ended September 30, 2015 to Nine Months ended September 30, 2014

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$788,018	$854,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,410,517	1,130,049
Gain on sale of land	—	(47,701)
Amortization of deferred financing costs	51,409	24,363
Changes in operating assets and liabilities:
Decrease (increase) in other assets	51,467	(335,112)
Decrease (increase) in rent receivable	1,139,287	(33,201)
(Decrease) increase in unearned rent	(628,682)	447,452
(Decrease) increase in accrued expenses and other liabilities	(283,166)	213,735
Increase (decrease) in performance fees payable to AFA	232,397	(242,160)
Increase in management fee payable to AFA	126,651	19,584
Net cash provided by operating activities	2,887,898	2,031,889
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate investments	(25,080,819)	(1,721,929)
Capital expenditures on real estate investments	(7,286,443)	(5,517,223)
Proceeds from sale of land	—	257,675
Deposits for acquisition of real estate investments	—	(190,000)
Net cash used in investing activities	(32,367,262)	(7,171,477)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	—	4,160,000
Proceeds from borrowings under credit facility	31,800,000	—
Offering costs paid	(4,398,803)	(50,375)
Financing costs paid	(366,980)	(923)
Dividends and distributions paid to shareholders and non-controlling interests	(1,693,248)	(1,447,988)
Net cash provided by financing activities	25,340,969	2,660,714
Net decrease in cash and cash equivalents	(4,138,395)	(2,478,874)
Cash and cash equivalents at beginning of period	7,466,642	4,213,056
Cash and cash equivalents at end of at end of period	$3,328,247	$1,734,182

Net cash provided by operating activities increased $856,009 during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. A majority of the cash provided by operating activities is generated from the rental payments we receive from our tenants, which we utilize to pay for the property-level operating expenses, management, performance fees to AFA, professional fees and other corporate level general and administrative expenses.

Net cash used in investing activities increased $25,195,785 during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.  We closed two acquisitions in 2015 (second tranche of Golden Eagle Ranch and Kingfisher Ranch) compared to a small acquisition in 2014, and we spent more money on our development properties this year.

Net cash provided by financing activities increased $22,680,255 during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, as a result of a further draw down under our credit facility offset by offering costs we paid on our anticipated IPO and financing costs on our new credit facility.

Non-GAAP Financial Measures

Funds from Operations attributable to the Company and Funds from Operations—Core attributable to the Company

We calculate FFO attributable to the Company in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO attributable to the Company as net income (loss) (calculated in accordance with GAAP), excluding gains (or losses) from sales of depreciated real estate assets, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. We calculate Core FFO attributable to the Company by adding back performance fees payable to related parties (which ceased following the Internalization Transaction), acquisition-related expenses and amortization of deferred financing costs to FFO attributable to the Company. We believe that net income attributable to the Company is the most directly comparable GAAP measure to FFO attributable to the Company and Core FFO attributable to the Company.

FFO attributable to the Company and Core FFO attributable to the Company are supplemental non-GAAP financial measures. Management presents FFO attributable to the Company as a supplemental performance measure because it believes that FFO attributable to the Company is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from sales of depreciable operating farms, which do not relate to or are not indicative of operating performance, FFO attributable to the Company provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO attributable to the Company will be used by investors as a basis to compare our operating performance with that of other REITs. Management believes Core FFO attributable to the Company is an important supplemental measure of operating performance because it is a measure of residual cash flow available for stockholders and a measure that can be analyzed in conjunction with our ability to pay dividends. We are required in certain instances to expense costs for U.S. GAAP purposes related to acquiring the farms, such as the acquisition fee paid to our Agricultural Sub-Adviser, and legal, professional and other fees (including transfer taxes in some cases) associated with closing the purchase of each property which do not correlate with the ongoing operations of our existing properties.  In addition, the amortization of costs to obtain financing is a non-cash expense item.

However, because both FFO attributable to the Company and Core FFO attributable to the Company exclude depreciation and amortization and capture neither the changes in the value of our farms that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our farms, all of which have real economic effects and could materially impact our results from operations, the utility of FFO attributable to the Company and Core FFO attributable to the Company as measures of our performance is limited. In addition, other equity REITs may not calculate FFO attributable to the Company in accordance with the NAREIT definition as we do and may not calculate Core FFO attributable to the Company as we do, and, accordingly, our FFO attributable to the Company and Core FFO attributable to the Company may not be comparable to such other REITs’ FFO attributable to the Company and Core FFO attributable to the Company. Accordingly, FFO attributable to the Company and Core FFO attributable to the Company should be considered only as a supplement to net income as a measure of our performance. FFO attributable to the Company and Core FFO attributable to the Company should not be used as a measure of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. FFO attributable to the Company and Core FFO attributable to the Company also should not be used as a supplement to or substitute for net income or cash flow from operating activities computed in accordance with GAAP.

The following table sets forth a reconciliation of FFO attributable to the Company and Core FFO attributable to the Company to net income attributable to the Company, the most directly comparable GAAP equivalent, for the periods indicated below:

	For the Three months ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income attributable to the Company	$(8,647)	$10,290	$471,077	$602,096
(Loss) gain on sale of depreciable real estate	—	6,916	—	(47,701)
Depreciation	517,223	395,014	1,410,517	1,130,049
Non-controlling interests’ share of above adjustments	(89,380)	(51,794)	(242,875)	(190,388)
FFO attributable to the Company	419,196	360,426	1,638,719	1,494,056
Performance fees – related party(1)	257,265	83,804	1,463,795	607,191
Acquisition-related expenses	—	—	—	44,712
Amortization of deferred financing costs	21,037	9,131	51,409	24,363
Non-controlling interests’ share of above adjustments	(38,306)	(14,671)	(194,427)	(94,517)
Core FFO attributable to the Company	$659,192	$438,690	$2,959,496	$2,075,805
FFO attributable to the Company per share	$0.04	$0.03	$0.15	$0.14
Core FFO attributable to the Company per share	$0.06	$0.04	$0.27	$0.20

(1)

AFA has previously received performance allocations, which we refer to as performance fees. Pursuant to the performance fees, AFA has historically been entitled to an amount at the end of each calendar year equal to the sum of (i) 15% of the contractual definition of FFO attributable to our Operating Partnership (which is comparable to ‘‘Core FFO attributable to the Company’’ after excluding any adjustments in the line item ‘‘Non-controlling interests’ share of above adjustments’’) for the calendar year attributable to the partnership interests held by us and any partners other than AFA and the Company’s founders, plus (ii) 10% of the contractual definition of FFO attributable to our Operating Partnership for the calendar year attributable to the partnership interests held by the Company’s founders. Additionally, AFA has historically been entitled to an amount at the end of each calendar year equal to the sum of (i) 15% of two-thirds of the sum of (a) net realized capital appreciation in our Operating Partnership’s fixed assets and (b) net unrealized capital appreciation in our Operating Partnership’s fixed assets for such year that is attributable to the partnership interests held by us and any partners other than AFA and the Company’s founders, (ii) 10% of two-thirds of the sum of (a) net realized capital appreciation in our Operating Partnership’s fixed assets and (b) net unrealized capital appreciation in our Operating Partnership’s fixed assets for such year that is attributable to the partnership interests held by the Company’s founders, plus (iii) with respect to any net realized capital appreciation in our Operating Partnership’s fixed assets for such calendar year, (a) 15% of one-third of the net realized capital appreciation attributable to the partnership interests held by us and any partners other than AFA and the Company’s founders, and (b) 10% of one-third of the net realized capital appreciation attributable to the partnership interests held by the Company’s founders. Upon the consummation of the Internalization Transaction, these fees are no longer be payable.

Subsequent Events

The Company declared a dividend of $0.0625 per share aggregating to $680,678 to shareholders of record as of October 1, 2015 which was paid on October 8, 2015.  The Founders were paid an aggregate distribution of $135,940 on October 9, 2015, effective October 1, 2015.

The Company sold 6,000,000 shares of common stock at $8.00 a share pursuant to an Underwriting Agreement dated October 19, 2015 and the shares commenced trading on the NYSE MKT LLC platform under the ticker symbol “AFCO” on October 20, 2015.  The proceeds net of underwriting discounts and other offering costs, amounted to $39.2 million.

Upon the closing of the IPO Transaction on October 23, 2015 (the “Closing Date”), the Company internalized its management function previously provided by AFA by acquiring 100% of the ownership interest in AFA.  The previous owners of AFA received 986,438 Common Units in the Operating Partnership in connection with the IPO Transaction.  On the Closing Date any performance allocations related to Funds from Operations and capital appreciation that were previously assessable against the capital accounts of the partners in the Operating Partnership, ceased. The Company expects to recognize an expense approximating the aggregate value of the common units issued to AFA in connection with the Internalization Transaction representing the excess amount paid over the fair value of the net assets acquired in the Internalization Transaction of approximately $8.9 million before expenses.

In addition, the Agricultural Sub-Adviser to AFA, Prudential Agricultural Investments, entered into an Amended and Restated Sub-Advisory Agreement effective on the Closing Date whereby the Agricultural Sub-Adviser is to receive a sub-advisory fee equal to the annual rate of 1.0% of the appraised value of the Operating Partnership’s properties at the end of each calendar quarter.  Prior to the Closing Date this fee while paid by AFA to the Sub-Adviser was effectively borne by the owners of AFA and not the Operating Partnership.  Because the initial public offering raised less than $84.75 million, there will be additional make-whole payments calculated, (i) for the acquisition fee based on 2% of the difference between $84.75 million and the gross proceeds raised, (ii) for the management fee based on 1% of the difference between $84.75 million and the gross proceeds raised and (iii) such payments are based on capital raised between October 31, 2014 and six months after the date of this offering. Any acquisition fee make-whole payments will be paid as acquisitions occur and any management fee make-whole payments will be paid quarterly in arrears until such time that the difference in capital has been raised by the Company (whether by additional equity issuance or through debt sources).

The 29 preferred shares outstanding as of September 30, 2015 were redeemed at the premium amount of $1,100 per share on the Closing Date.

The Company repaid $25 million of the amount outstanding under the first credit facility on the Closing Date.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure will be the daily LIBOR. We may use fixed interest rate financing to manage our exposure to fluctuations in interest rates. On a limited basis, we also may use derivative financial instruments to manage interest rate risk. We will not use such derivatives for trading or other speculative purposes.

At September 30, 2015, all of our outstanding debt, approximately $52.2 million, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $522,000 per year. At September 30, 2015, LIBOR was approximately 32.55 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would not be impacted.

Inflation and Interest Rates

All of the leases for the farms in our portfolio have one- to five-year terms, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including taxes, maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses may be offset in part by the operating expenses that are passed through to our tenants and by contractual rent increases since our leases will be renegotiated every one to five years.

Inflation may impact the value of our farms over the long term. To the extent that interest rates increase, costs associated with our borrowing arrangements may also increase. Interest rate increases or decreases may also have an effect on farmland values because farmland cash returns and capitalization rates tend to increase as real interest rate increases. However, historical observation of farmland value changes versus interest rate changes show an inconsistent relationship which cannot be relied upon. It appears that interest rates are only one factor among many which may impact farmland value. As may be expected, farmland prices tend to follow crop prices over the long run. In a deflationary environment, where the cost of goods and services are declining, farmland tends to hold its real value. The non-discretionary nature of food generally keeps the demand for agricultural crops stable and therefore, farmland typically maintains its value even when other goods and services experience economic declines.

Seasonality

Our revenues are also impacted by the seasonality of crop harvests and the timing of when revenue is recognized in connection with such harvests, as the leases for our permanent crops have both fixed and flexible components, with the flexible component tied to a percentage of gross revenue generated by a crop yield or a share of the crop yield. We currently have six farms that are subject to participating leases and expect to use similar leasing structures in the future. Payments under such leases are made two to four times annually, with some payments being made in the year subsequent to the relevant harvest, which causes revenue to be concentrated unevenly in the fourth, first and second quarters of each year, varying in amount and timing from year to year.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of September 30, 2015, our chief executive officer and chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our chief executive officer and our chief financial officer and treasurer to allow timely decisions regarding required disclosure.

There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings. Under the leases in place for the farms in our portfolio, a tenant typically is obligated to indemnify us, as the property owner, from and against all liabilities, costs and expenses imposed upon or asserted against it as owner of the farms due to certain matters relating to the operation of the property by the tenant.

We may be party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. There can be no assurance that these matters that arise in the future, individually or in aggregate, will not have a material adverse effect on our financial condition or results of operations in any future period.

Item 1A.	Risk Factors

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended September 30, 2015 compared to those risk factors presented in the prospectus related to our initial public offering dated October 19, 2015, filed with the SEC on October 20, 2015 in accordance with Rule 424(b) of the Securities Act of 1933, as amended, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)

On October 19, 2015, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-11 (File No. 333-205260) in connection with the Company’s initial public offering, pursuant to which it registered and sold 6,000,000 shares of the Company’s common stock, including 419,900 shares pursuant to a directed shares program, for an aggregate offering amount of $48.0 million. The offering was completed on October 23, 2015. We estimate that the net proceeds of our initial public offering were approximately $39.2 million after deducting the full underwriting discount of approximately $2.79 million and other estimated offering expenses of approximately $6.05 million. The underwriters agreed to forego an underwriting discount in the aggregate of $209,950 on the shares sold pursuant to the directed shares program.

Our initial public offering was underwritten by Deutsche Bank Securities Inc., Citigroup Global Markets, Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC and FBR Capital Markets & Co, as representatives for Janney Montgomery Scott LLC, Oppenheimer & Co., Inc and Wunderlich Securities, Inc.

On October 23, 2015 the Company contributed the net proceeds from the Offering to its Operating Partnership in exchange for Common Units, and the Operating Partnership used the net proceeds from the Offering to pay down $25 million of debt then outstanding under the Company’s revolving credit facilities.  The remainder of the net proceeds of the Offering will be used for general corporate and working capital purposes, including to fund capital expenditures of the Company’s existing farms in accordance with the Company’s investment strategy as described in the Registration Statement.

(c)	Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).

101

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three-Month Periods and Nine-Month Periods Ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Equity for the Nine-Month Periods Ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FARMLAND COMPANY

By:	/s/ THOMAS S.T.GIMBEL
Thomas S.T. Gimbel
Chief Executive Officer

Date:	November 25, 2015

By:	/s/ GEOFFREY M. LEWIS
Geoffrey M. Lewis
Chief Financial Officer and Treasurer

Date:	November 25, 2015