Form 10-K
period 2015-12-31
American Farmland Co
filed 2016-03-30
CIK 1474777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 001-37592

AMERICAN FARMLAND COMPANY

(Exact name of registrant as specified in its charter)

Maryland	27-1088083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 53rd Street New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 484-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $0.01 par value per share	NYSE MKT LLC

Securities registered pursuant to section 12(b) of the Act:

Securities registered pursuant to section 12(g) of the Act:

Title of each class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 30, 2016, there were 16,921,897 shares of the registrant’s common stock outstanding. The registrant’s shares of common stock began trading on the NYSE MKT LLC on October 20, 2015.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2015.

AMERICAN FARMLAND COMPANY

PART I

In this report, all references to “we,” “our,” and “us” refer collectively to American Farmland Company and its subsidiaries (the “Company”). Unless otherwise expressly indicated in writing, all information is as of December 31, 2015.

Item 1. Business

Overview

We are an internally managed real estate company incorporated in Maryland. We own a diversified portfolio of high-quality farmland, consisting of mature permanent, specialty/vegetable row and commodity row crop farms, including farmland in development, located in select major agricultural regions in the United States. We seek to provide our stockholders with a combination of (i) current income from renting our stable portfolio of mature farms and (ii) capital appreciation, partially driven by our ability to develop properties to maximize their value. We lease our farms to professional farmer tenants under a variety of lease structures with staggered durations, including fixed and participating leases, which typically consist of fixed base rent and participating revenue components. Approximately 55.0% of our 2015 fixed and participating rent was comprised of fixed rent. In addition, our participating leases typically require our professional farmer tenants to obtain crop insurance, which seeks to protect the stability of our cash flow.

Our business strategy is to generate stable and growing cash flow and capital appreciation for our stockholders. To implement our business strategy, we adhere to four core principles: (i) diversification, (ii) high-quality standards, (iii) a value-added approach and (iv) risk management. As of December 31, 2015, our portfolio was comprised of 18 farms with an appraised value of $215.8 million, aggregating to more than 16,000 gross acres with more than 21 crop types, some of which are planted in rotation, and along both coasts, the Corn Belt and the Delta, which are regions classified by the United States Department of Agriculture (the “USDA”). Each farm that we owned as of year-end 2015 was appraised as of December 31, 2015 by an independent appraisal firm employing a certified appraiser with local expertise and who is certified as either an Accredited Rural Appraiser (“A.R.A.”) or Member of the Appraisal Institute (“M.A.I.”) or is state certified as a Certified General Real Estate Appraiser or a Certified General Appraiser.

Competitive Strengths

We believe the following characteristics differentiate us from our competitors:

•

National, Diversified and Growing Portfolio of Farms.  Our portfolio is comprised of 18 farms with approximately 16,136 gross acres with more than 40 underlying crop varieties, some of which are planted in rotation, in Alabama, Arkansas, California, Florida, Georgia and Illinois. We believe our U.S. focus allows for better comparable geographic and crop type diversification and fewer comparable legal, political and infrastructure risks than other global regions. We believe that we have greater cash flow stability and more acquisition opportunities as a result of our diversification: (i) through numerous crop varieties; (ii) across USDA regions as well as high-quality sub-regions and microclimates; (iii) through negotiated lease structures (e.g., fixed or participating) of differing durations; (iv) through varied farm tenants and tenant types (e.g., family operation or corporate entity); and (v) by property plans (e.g., development, mature or alternate higher and better use, including so-called “Path of Progress” farming potential). ‘‘Path of Progress farming’’ refers to certain instances where a farm may be located proximate to suburban communities, residential, commercial or recreational developments, airports or other structures that may make the farm susceptible to conversion to another higher and better use other than a farm in the future.

•

High-Quality Farms.  Our portfolio is comprised of high-quality farms in select U.S. agricultural markets that we believe are characterized by generally superior quality of soils suitable for the applicable crop type, adequate water availability (ground and/or surface water or water availability within growing region) and are located in prime growing regions with demand for the applicable type of farmland. We conduct extensive due diligence on all farms prior to completing an acquisition. Characteristics analyzed include: (i) soil quality (mineral content, chemistry, water retention and drainage) and suitability for crop type; (ii) water supply in terms of quantity, availability, purity, quality and regional climate; (iii) and whether the property is located in a prime geographic growing region in terms of weather variability, and access to markets and infrastructure. We are solely focused on cropland investments, and we do not own, nor do we intend to acquire, livestock, poultry or dairy properties.

•

Focus on Permanent Crops.  We believe that focusing our portfolio on mature permanent and to a lesser extent on specialty/vegetable crop types, which are less commoditized than corn, wheat, rice, cotton or soybeans, provides a more meaningful opportunity to potentially generate higher risk adjusted returns than if we concentrated our portfolio solely on farms suitable only for commodity row crop types. Currently, all of our mature permanent crop farms have participating leases allowing for potentially higher returns than those generally generated by fixed leases. For example, our Golden Eagle Ranch property, which operates under a participating lease, generated annualized income returns of 16.4% in 2015, 13.2% in 2014 and 10.7% in 2013 (the calculation methodology is based on that of the National Council of Real Estate Investment Fiduciaries, (“NCREIF”), and is publicly available on its website). Further, mature permanent and specialty/vegetable crop farms tend to be situated in more fragmented, less efficient markets, which are characteristics we seek to use to derive returns for our stockholders. The annualized total return for permanent crop farmland over the five year period ended on December 31, 2015 was 20.7%, based on NCREIF data.

•

Identifiable Pool of Reputable and Qualified Tenants.  We believe the areas where we own and intend to acquire farms are characterized by competitive tenant and/or farm operator environments, with multiple experienced tenants or farm operators seeking to expand the scale of their operations by leasing additional cropland. Accordingly, our mature cropland is leased and farmed each year, with leases often having multi-year durations. While the mature permanent cropland tenant base is still developing, we expect a competitive tenant environment to expand as we believe there already is a strong market in place for direct farm operations as well as associated services, including harvesting, processing (hulling, shelling and packaging) warehousing, marketing and shipping.

•

Value-Added Approach.  We focus on acquiring high-quality cropland that typically can be further improved, and as such, we intend to create value at various stages of the property ownership process. Upon acquisition of farms, we put property plans in place before closing, monitor trends in land values, often make opportunistic land purchases, negotiate participating lease structures, exploit inefficiencies of fragmented farm markets, determine higher and better land use potential and may acquire multiple parcels in aggregate. During our ownership, we intend to add value by improving the land through the use of the latest technology, planting new or improved crop, seed or tree varieties and rootstocks, integrated pest management, improving irrigation systems and water availability by drilling water wells, building reservoirs or developing unused acreage. We will seek to facilitate the adoption of modern farming techniques, such as “precision farming” that utilizes precise mapping and crop measurement, updating irrigation and fertigation systems or laser leveling. Furthermore, if available, and within the limitations of the requirements for qualification as a real estate investment trust, (“REIT”), we may seek ancillary revenue sources (e.g., by selling excess water rights or by potentially leasing small parcels to wind farm operators or developing mineral rights) and alternative uses (e.g., residential and commercial), which may provide additional value in the future. Within the constraints of the REIT rules, we may also monetize portions of our farmland by unbundling multiple-parcel farms or the disposition of farms for non-agricultural use such as residential purposes.

•

Highly Experienced and Aligned Management Team.  Our management team possesses extensive experience across farming, real estate and investment, which is further supported by the broad network, regional offices and capabilities of Prudential Mortgage Capital Company, LLC (collectively with Prudential Agricultural Investments, a unit of Prudential Mortgage Capital Company, LLC, our ‘‘Agricultural Sub-Adviser’’). Most of our executive management team has worked with us since our founding, and our executive team on average has more than 20 years' experience in investments and/or real estate, with our President and Chief Investment Officer having more than 30 years' farming experience. Further, Prudential Financial, Inc. is the ultimate parent of our Agricultural Sub-Adviser and its roots in agriculture finance extend back to 1898. We believe our management team's depth of knowledge with respect to agricultural real estate and investment fundamentals provides us with exceptional capabilities, and an advantage in, identifying and structuring acquisitions and successfully operating collectively profitable farms.

•

Demonstrated and Differentiated Acquisition Capabilities.  Relationships, which are often local and long-term in nature, are core to the agricultural industry. Our management team and our Agricultural Sub-Adviser have developed and maintain an extensive network of meaningful local relationships throughout the country. These relationships are key to sourcing and identifying farms for acquisition prior to our competitors having an opportunity to bid on such farms or potentially acquiring them before they come to market. In fact, several of our recent acquisitions were off-market opportunities that we were able to acquire privately because of strong and deep local relationships.

•

New Publicly Traded Asset Class.  We aim to be the leading farmland REIT to be traded on a U.S. stock exchange that focuses on permanent, specialty/vegetable, development and commodity row crop farmland in the U.S. Opportunities to invest in publicly traded companies with focused farmland portfolios that are scalable and diversified are relatively few. Only a limited number of publicly traded companies specialize in owning predominantly U.S. farmland, and those few companies are focused, at present, on a more limited number of crop types than we are.

•

Common Units as Currency for Farmland.  Approximately 97% of all U.S. farms are family owned, and of that, 88% are small family farm operations, according to the USDA. As the average age of farmers in the U.S. is approaching 60 years old and continues to rise, we believe that many family-owned farms will have estate planning needs and may find it attractive to have an opportunity to defer capital gains taxes from the sale of their farms by exchanging them for units of limited partnership interest (“Common Units”) of American Farmland Company L.P. (our “Operating Partnership”). We believe our ability to offer Common Units in exchange for farmland provides us with an advantage over other potential buyers as it will potentially allow us to grow our portfolio without utilizing cash while retaining immediate access to income generated by the property.

•

Balance Sheet Positioned for Growth.  We currently employ and intend to continue employing a moderate amount of financial leverage to optimize our liquidity profile and enhance returns to our stockholders. We intend to limit our use of indebtedness to less than 50% of our gross asset value (based on appraised property value), and over time expect to have indebtedness generally within a target range of 35 - 40%; however, our leverage may vary as we execute our business plan. We believe there is sufficient farm sector debt available should we need to expand our existing credit facilities, as we recently did in December 2015.

Business and Growth Strategies

Our key strategies to drive our business and growth include the following:

•

Diversify by Crop Type with a Substantial Allocation to Mature Permanent Crop Farms.  We plan to have a substantial portion of our portfolio comprised of mature permanent crop farms. Based on NCREIF data, mature permanent crop farms have outperformed row crop farms by approximately 620%, as calculated by cumulative return, since the inception of the NCREIF Farmland Index in January 1991 through December 2015. As of December 31, 2015, 11 of our 18 farms are dedicated to permanent crops (whether mature or in various stages of development) across multiple states and regions and represent approximately 70.0% of the appraised value of farmland, as of December 31, 2015.

•

Geographic Diversity.  We currently own properties on both coasts as well as in the Corn Belt and the Delta USDA regions, and we intend to further geographically diversify our portfolio through acquisitions in additional regions not yet represented in our portfolio. We will continue to focus on geographic areas with substantial farming infrastructure and low transportation costs, including markets with access to river and rail transportation and adequate water supply.

•

Execute Disciplined and Opportunistic Acquisition Strategy.  We plan to execute transactions from our current acquisition pipeline while also identifying and acquiring additional high-quality cropland in select markets that we believe are positioned to capitalize on the demand for permanent and row crops. We will continue to leverage our management's and our Agricultural Sub-Adviser's depth of knowledge with respect to agricultural real estate and investment fundamentals to identify such acquisitions.

•

Develop Cropland to its Highest and Best Agricultural Use.  We seek to maintain a portion of our portfolio for which we believe our management expertise can drive improvements and value creation over time. As of December 31, 2015, six of our farms were under development, with one additional mature permanent farm undergoing substantial redevelopment. All of these farms have irrigation systems or other redevelopment components complete and have young trees or vines planted or ready to be planted. These farms are expected to produce commercial crops in the next several years, at which point they will be considered mature and will be leased to professional farmer tenants. Once leased, we expect that such farms will begin generating rental income and will be positioned for meaningful capital appreciation. We believe our current allocation to farmland development is sufficient given the size of our portfolio at the present time until some of these properties are crop-producing and leased to tenants.

•

Utilize Participating Lease Structures.  Leases for our current portfolio represent laddered maturities from one to five years, excluding option periods. For our mature permanent crop farms, we typically utilize participating leases, under which a part or all of the rent is derived from participation in crop revenues or a share of the final crop, and which tend to have longer lease maturities of three to five years and which generally include a base rent component. Participating lease structures align our tenants' economic interests with our interests, with the goal of maximizing productivity and generating higher income from our farms. Additionally, we may utilize crop insurance (obtained by our tenants as required by our leases) as necessary to mitigate the risk associated with participating leases in connection with poor or low crop yields in any given year.

Our ability to effectively implement our business and growth strategies is subject to numerous risks and uncertainties, including those set forth under “Item 1A. Risk Factors—Risks Related to Our Business and Farms.”

Investment Focus and Process

Diversification, Quality & Value Creation

We seek to invest in high-quality cropland in proven production regions of the U.S. that enjoy competitive advantages in production costs, productivity and/or output quality. We manage risk through investment in a number of different geographic locations and crop types. We believe that diversification across geographic areas and crop types reduces volatility and exposure to major risk factors such as weather, fluctuating commodity prices and crop demand/supply cycles.

Further, to achieve farm type diversification, we will own both mature permanent farms, such as orchards and vineyards, and row crop farms. Additionally, we seek diversification by making investments in different geographic areas and crop types. We also consider investments that involve the development of permanent crops, such as orchards and vineyards. These development investments not only provide an opportunity for us to create asset value but also allow for state-of-the-art planting with optimal varieties, orchard/vineyard layout, and irrigation systems. We will also endeavor to find farms with alternative future uses, as this may enhance value and liquidity.

•	Permanent Crops

Permanent crops have plant, vine or tree structures that produce yearly crops without being replanted, including fruits and nuts grown on trees and vines such as almonds, walnuts, pistachios, grapes, lemons, avocados, other citrus fruits, cranberries, apples, cherries, figs, peaches, pears, plums and prunes. Tree nuts are of growing global importance, and key export markets for domestic tree nuts include Asia, India, Canada, Mexico and the European Union, with the U.S. second only to China in terms of tree nut production, per the USDA. Key varieties include almonds, walnuts and pistachios. Regarding fruits, while the U.S. is a net fruit importer, exports have exhibited strong growth, according to the USDA. Permanent nut production can exhibit variability due to weather, among other factors, and in addition, certain permanent crops, including pistachios, pecans and avocados, are known for their “alternate bearing nature”, wherein typically a larger crop year is followed by a smaller crop year, per the USDA. Annualized total returns over the five year period ended on December 31, 2015 for permanent crop farmland were 20.7%, based on NCREIF data.

With respect to permanent plantings, farms will generally be located in the Pacific (including California and the Pacific Northwest) and Southeast regions. Our focus will be on identifying and acquiring farms that exhibit long-run competitive advantages with respect to productivity and costs; are used to produce crops that are well suited to the site and are in demand by consumers; have ample supplies of high-quality water; and have the potential for alternative use in the future. We also expect to focus more heavily on farms and commodity types for which beneficial long-term commodity contracts are available. For example, in the Pacific region, we expect to focus on nut crops like almonds, pistachios and walnuts, as well as fruit crops such as citrus, avocados, and wine grapes. In the Pacific Northwest, we expect to focus on wine grapes, pears and cherries, and in the Southeast, we expect to focus on pecans and citrus development.

•	Specialty/Vegetable Row Crops

Specialty/vegetable row crops are generally planted annually, but also include certain crops with longer lifespans of up to several years after planting, and are harvested annually or more frequently and include certain non-tree fruits (e.g., strawberries), vegetables (e.g., onions and peppers) and melons and peanuts, among others, and are thought of in two broad categories based on end use: fresh market produce or processed (canned, frozen or dehydrated). The U.S. is a dominant producer of certain of these specialty/vegetable row crops with top export nations including Canada, Mexico, Japan, Taiwan and South Korea, according to the USDA.

•	Commodity Row Crops

Commodity row crops are planted and harvested annually or more frequently and include corn, wheat, soybean, rice, cotton, oats, rye, barley, sorghum, potatoes and hay, among others. The U.S. is a leading producer and exporter of corn and soybeans and is a top producer of cotton, according to the USDA.  Annualized total returns over the five year period ended December 31, 2015 for row crops, which include specialty/vegetable and commodity row crops, were 12.0%, according to NCREIF.

With respect to both commodity and specialty vegetable row crops, most of the agricultural land in the Midwest (including the Corn Belt) and Delta regions is used to produce corn, soybeans, cotton and rice. In the Pacific (including California and the Pacific Northwest) and Southeast, land can be used to grow a wider variety of crops, but our focus is expected to be on irrigated vegetable land and land used to grow specialty/vegetable row crops, such as melons, berries, peanuts and varied vegetables that have the potential to generate higher returns to the land owner.

•	Development Farms

Development farms generally will not generate lease income during the development period, which for permanent crops is between four and nine years, depending on the crop, and will generally be considered to be development farms until commercially productive. Due to the time necessary for development farms to become commercially productive, the relative contribution of such farms to the total value of our portfolio may be subject to greater variability than that of our other property types.

Property Holding Periods

Generally, we expect to own our farms for an average of ten to fifteen years. However, shorter or longer periods may be warranted depending on the particular circumstances of a property. We anticipate that development farms, and those farms with alternative use potential, will tend to have longer holding periods. In all cases, we will try to take advantage of property cycles and will both buy and sell farms at opportune times.

U.S. Farmland Industry

The U.S. farmland investment industry represents more than $2.4 trillion of farmland property per the USDA. The U.S. is the top producer, or is among the top producers, of many key agricultural crops and has consistently been a net exporter of agricultural crops for more than fifty years. Over the past decade, agricultural exports from the U.S. have generally been increasing and are expected to generally continue to increase, with the U.S. continuing to be an overall net exporter in the agricultural trade, according to USDA estimates. We believe that the U.S. has strong agricultural advantages in its topography and geographic position. Its varied climatic regions allow for the production of a wide variety of agricultural crops, and its central position between industrial centers in Asia, Europe, Canada and South America may make it a favorable location for trading. Additionally, unlike many developing nations, the U.S. has a well-developed infrastructure and financial resources to sustain the agriculture industry.

Leased Farms

Farming land for crops carries significant operating risk, which we believe is substantially mitigated through leasing our mature cropland to tenants. For example, if a crop fails or the land is not as productive as anticipated, the farm operator may experience an economic loss. Our current farmland leases typically range from one to five years in length. All of our leases require, at a minimum, that the tenant pays us a fixed base rent, which in certain instances is paid 100% before planting, and in other instances is paid for in full or in substantial majority before harvest is complete. Certain of our leases, especially those relating to our mature permanent crop farms, have a formulaic participation above the base rent. The use of participating leases subjects us to higher levels of risk as there is more variability around fluctuating crop prices and harvest cycles, and we are subject to seasonality, the timing of crop harvests or when revenues are recognized or received. In addition, as a risk mitigant, these leases provide for (i) the tenant to obtain crop insurance with any such proceeds applied to the formulaic revenue participation and (ii) our ability to have a first lien on the crop if there were to be a default. In the future, we also may utilize hybrid lease arrangements that require a modest rent payment at lease inception and an additional rent payment based on a percentage of the revenue from the tenant's harvest for that year. Revenue per acre from leased farms with specialty/vegetable and commodity row crops will tend to be lower, but more stable, than the revenue per acre from leased farms with permanent plantings, which are typically leased pursuant to participating leases.

Tenants

We believe the areas where we own and intend to acquire farms are characterized by competitive tenant and/or farm operator environments, with multiple experienced tenants or farm operators seeking to expand their land holdings or scale of their operations by leasing additional cropland. Accordingly, our cropland is generally leased and farmed each year, with leases often having multi-year durations. While the mature permanent cropland tenant base is still developing, we expect a competitive tenant environment to develop, as we believe there is already a strong market in place for direct farm operations as well as associated services, including harvesting, processing (hulling, shelling and packaging), warehousing, marketing and shipping.

Our tenant type varies by property and region and will range from family operations of varying scale as well as both small and large corporations and other entities. Since our inception in 2009, we have not experienced any tenant defaults at our farms and have only experienced intentional vacancies at our farms in connection with development or redevelopment activities. In most cases, we seek to renew leases with the initial tenants to whom we choose to lease the property. As part of certain property acquisitions, we have assumed part of an existing lease term, after which we have decided to pursue a lease with another tenant. For leases that provide that rental payments for a crop year are generally due in advance of the spring planting season, in the event of a tenant's failure to pay rent when due, we will seek to terminate the lease and rent the property to another tenant who could then plant and harvest a crop that year. As a result, we believe there is a reduced risk of vacancy on our farms when compared to most other types of commercial real estate, such as office buildings, shopping centers and apartments.

Our tenants spend considerable time and capital to maintain farms. Accordingly, we believe they will renew their leases at the time of expiration. We offer our tenants renewal terms that we believe are in line with market conditions, and as a result, to date, we have not had a tenant vacate any of our farms at their choosing; all tenant changes have been at our discretion. If a tenant chooses not to renew a lease in the future, we believe that we will be able to locate other farmers who would be willing to lease the property at attractive rates, but no assurances can be given that we will be able to do so. The rental payments we receive from the farm operators will be the primary source of any distributions that we make to our stockholders.

Family-Owned Farms

Approximately 97% of all U.S. farms are family owned, and of that, 88% are small family farm operations, according to the USDA. Further, based on USDA data, the average age of a farmer continues to increase and is currently nearing 60 years old, a continuation of a 30-year trend in which the older age groups (55-64 years, 64-75 years and 75 years or older) represent an increasing percentage of the total population. Given that, we believe that many farm-owning families have estate planning needs and may find the opportunity to defer capital gains taxes from the sale of their farm by exchanging it for Common Units attractive. Our ability to offer Common Units in exchange for farmland provides us with an advantage over other potential buyers as it will potentially allow us to grow our portfolio without utilizing cash and still have immediate access to income being generated by the property.

As an alternative to selling their farmland to us in an all-cash transaction, we believe that many farm owners may be interested in selling their farmland to us in exchange for Common Units in order to have an equity interest in our company and participate in any appreciation in value of our farms. By making such an exchange, these farm owners would become investors in a more diversified portfolio of agricultural real estate. Under certain circumstances, the exchange of real estate for Common Units is a tax-deferred exchange under U.S. federal income tax laws. In addition, because we intend to make cash distributions each quarter, Common Unitholders would receive regular quarterly cash distributions and would in effect be exchanging a property that was providing income from one crop type for an income stream from a diversified portfolio of crop types. Finally, Common Unitholders would have the flexibility to redeem their Common Units in the future for cash, or, at our election, shares of our common stock that they could then sell in the public market, thereby allowing these sellers to determine the timing of recognizing taxable gains. Because we expect the issuance of Common Units in exchange for farmland generally will be driven by the desires of prospective sellers, we do not know how frequently we will issue Common Units in exchange for farmland. However, we believe that using Common Units as acquisition consideration can be a significant part of our property acquisition strategy.

Underwriting Criteria and Due Diligence Process

Management and the Acquisition Committee of our Board of Directors (the “Board of Directors”) are tasked with farmland property underwriting, due diligence analysis and property acquisition and disposition determinations. Depending on the size of the farm to be acquired or disposed of, the Board of Directors may also help determine buy or sell decisions. Our Chief Investment Officer, Robert Cowan, who has more than 30 years of professional farming experience, has critical knowledge of all regions and crop types in which we invest and possesses many deep, local relationships which, among other benefits, are a source of off-market transactions in our acquisition pipeline that ultimately may be acquired. Management has regular interaction with our Agricultural Sub-Adviser, which essentially acts as an agricultural consultant.

Agricultural Sub-Adviser

Our Agricultural Sub-Adviser provides us with certain agricultural investment, acquisition, property management and property accounting services. Pursuant to the terms of the Amended and Restated Sub-Advisory Agreement that became effective upon the consummation of the Offering (as hereinafter defined), our Agricultural Sub-Adviser continues to provide services to us, including identifying, analyzing and recommending potential property acquisitions, preparing a detailed acquisition package for each proposed investment and providing other services relating to asset acquisitions, portfolio management and asset management. Other than those items described above, our Agricultural Sub-Adviser does not have responsibility for the management of our company, including, without limitation, for maintaining our status as a REIT, complying with public reporting requirements and producing our financial statements. Our Agricultural Sub-Adviser's services under the Amended and Restated Sub-Advisory Agreement are not exclusive, and neither are we required to use them exclusively, and it and its directors, officers and employees are free to earn fees and provide similar investment advisory and asset management services to a variety of other entities, although the Amended and Restated Sub-Advisory Agreement requires our Agricultural Sub-Adviser to comply with certain allocation procedures relating to the method by which investment opportunities must be allocated between us and its other clients so that potential acquisitions are fairly allocated in an orderly fashion. The allocation procedures require the Agricultural Sub-Adviser to evaluate all investments identified for possible acquisition to determine certain objective characteristics, including, without limitation, transaction size, equity purchase price requirements, property type, due diligence process and closing timeline, geographic location, physical characteristics and return hurdles. The Agricultural Sub-Adviser then undertakes a screening process to determine the suitability of the investment for each account using objective criteria supplied to the Agricultural Sub-Adviser by each respective account, of which we are one. If an investment is suitable for only one account based on the investment's characteristics and the objective criteria of each account, the

Agricultural Sub-Adviser will allocate the investment to that account. If a potential investment is determined to be suitable for more than one account, the investment will be allocated to the account holding the highest priority position in its queue (there may be multiple queues based on crop type or other factors). After accepting an investment opportunity from the Agricultural Sub-Adviser, that account moves to the bottom of the respective queue(s). As of December 31, 2015, we are one of three accounts for which our Agricultural Sub-Adviser sources potential farmland properties, and only one of the other two accounts is actively in the market; however, the activity status and / or nature of these other accounts can change, and our Agricultural Sub-Adviser may add additional accounts for which it may source potential farmland properties in the future. To date, we have not nor do we foresee having limited access to properties as a result of the queuing system, though we can give no assurances that this allocation procedure will not cause us to lose any given opportunity. Additionally, our Agricultural Sub-Adviser is not a fiduciary to American Farmland Advisor LLC (“AFA”), our previous external manager, our company or our Operating Partnership. We retain full authority and discretion for making decisions on all recommendations of our Agricultural Sub-Adviser.

Our Agricultural Sub-Adviser is compensated in connection with providing services to us and receives a quarterly management fee equal to one-quarter of 1% of the appraised value of our properties, or in the absence of an appraisal, the cost of such properties. In connection with asset acquisitions, our Agricultural Sub-Adviser will receive an acquisition fee of 2% of the gross purchase price or 2% of the appraised market value if the property is contributed to our Operating Partnership. If CAPS does not act as our selling broker upon disposition of an investment, our Agricultural Sub-Adviser will receive a disposition fee of 1% of the gross sales price. Due to a combination of monies raised and properties acquired, including our most recent acquisition of four permanent mature crop farms from Sun Dial, LLC and affiliates (the “Sun Dial” properties or acquisition) for approximately $63.5 million (which was under contract at year-end), we believe that we are no longer obligated for any make-whole payments to our Agricultural Sub-Adviser as previously outlined in our final prospectus. The Amended and Restated Sub-Advisory Agreement has a term of four years commencing on the date of the consummation of the Offering, but may be terminated by AFA or the Agricultural Sub-Adviser without cause as of December 31 of any calendar year, by providing notice to the other party on or before June 30 of such year. In the event AFA terminates the Amended and Restated Sub-Advisory Agreement without cause, we must pay a termination fee based on the present value of the quarterly management fee for the remainder of the term of the Amended and Restated Sub-Advisory Agreement, plus acquisition fees relating to any transactions sourced by our Agricultural Sub-Adviser that close following the date of termination.

Acquisition Strategy, Asset Selection and Management

In the normal course of our business, our management team is responsible for all investment and business strategy decisions, including making formal property decisions prior to each acquisition, disposition or other key property or portfolio related matters, and our Agricultural Sub-Adviser is predominantly responsible for property sourcing, recommendations and ongoing due diligence. Our management and our Agricultural Sub-Adviser work closely with respect to all phases of an acquisition, including due diligence and ongoing monitoring, and have formal and informal processes of communication in place that ensure a continual flow of information to and from management and our Agricultural Sub-Adviser with respect to any potential acquisitions.

The acquisition process begins with the market selection and investment criteria for potential acquisitions. Property standards criteria are established and disseminated to our Agricultural Sub-Adviser's regional asset managers. These individuals notify our Agricultural Sub-Adviser of changes in market conditions that may impact the approved strategy.

Potential investment opportunities are sourced through both internal and external resources. These resources include:

•	Our management team as well as our Agricultural Sub-Adviser;
•	Tenants and owners of managed property;
•	Agricultural vendors; and
•	Attorneys, appraisers, accountants, real estate brokers and consultants.

Potential investment farms are identified, pre-screened and analyzed with respect to the following characteristics of each proposed investment:

•	Projected income, appreciation and risk performance relative to portfolio objectives;
•	Physical attributes such as soil types and quality, water availability and quality, and appropriateness of the location for the commodity produced;
•

Environmental condition, based on a comprehensive environmental assessment performed by independent, professional consultants that includes a comprehensive review of public documents, interviews with tenants and appropriate government officials and a detailed site assessment for each potential acquisition;

•	A comparison of productivity records and unit production costs to industry norms;

•	An analysis of the proposed purchase price for the property compared to current and historical market values;
•	An evaluation of potential exit strategies with respect to such property; and
•	An assessment of the quality of prospective tenants and on-site managers for such property.

The regional asset manager evaluates all of this information, and a decision is made to reject or recommend the property for acquisition. If the investment is presented to us, our Agricultural Sub-Adviser will prepare and submit to our management and Board of Directors a recommendation presentation that contains relevant information and data obtained during the acquisition process, along with the economic analysis and pricing strategy. The recommendation presentation also contains the proposed lessee of the property, the proposed lease agreement and a proposed property manager for the property. Additional due diligence is completed under the terms of the purchase contract, which typically provides for the cancellation of the transaction if we or our Agricultural Sub-Adviser is not satisfied with any aspect of the property.

We conduct an independent analysis of the property prior to making an acquisition decision with respect to each property. As part of our review, we consider how the property fits our overall investment portfolio as well as the relative investment potential of the property. After receiving approval from our Board of Directors, or appropriate sub-committee thereof, our Agricultural Sub-Adviser oversees the efforts to negotiate and close the transaction, including the engagement of legal counsel to review documentation, such as title reports, purchase and sale agreements, commodity marketing agreements and water rights documentation. Consultants may also be engaged to evaluate and advise us on property and water issues.

We believe proactive asset management is crucial to successful value creation. Our philosophy to maximize investment returns through active portfolio management, with the assistance of our Agricultural Sub-Adviser, and judicious capital expenditure is consistent with our goals. Within our Agricultural Sub-Adviser, regional asset managers begin their involvement with an individual property during the acquisition process, so a preliminary asset management plan for the property is already in place when it is acquired. Once a property is acquired, the asset manager establishes an asset management oversight plan that addresses the overall goal of value creation.

Other asset management responsibilities provided by our Agricultural Sub-Adviser include:

•	Evaluation of economic and investment factors affecting each property;
•	Preparation of revenue, operating expense and capital expenditure budgets for all farms;
•	Evaluation of income projections for each property for the upcoming budgeting period, including analyzing alternatives to enhance returns;
•	Analyzing, identifying and recommending to us which farms should be held, sold or improved;
•

Negotiation of prices and terms of property sales and submission of sale recommendations to us for authorization. Recommendations are to include, at a minimum: pertinent information on the property, the terms and provisions of the transaction, and the historic yield, before and after fees, provided by the investment upon its sale at the recommended price and terms;

•	Reviewing and negotiating property leases and management contracts;
•	Initiating and monitoring approved capital improvement projects;
•	Updating appraisals and engaging independent appraisers;
•	Monitoring property condition, operator performance and environmental adherence; and
•	Thoroughly surveying the local market of the proposed investment and identifying a reputable qualified property management firm.

Regional asset managers are also responsible for ensuring that our asset management plans are accomplished at the property level by establishing high standards for evaluation of the property tenants and on-site management firms that were previously approved by us as part of the acquisition process. Whenever possible, if an on-site third-party property management firm is employed, it will be compensated on an incentive basis in order to align its interest with our objective of maximizing the investment's performance.

Selecting Professional Farmer Tenants

Our professional farmer tenant selection process focuses on the reputation, scale, expertise and financial strength of potential professional farmer tenants. In evaluating potential professional farmer tenants, our management and our Agricultural Sub-Adviser review numerous factors including, but not limited to, the following:

•	Reputation—making inquiries among industry leaders regarding the potential tenant's reputation in the industry.
•	In-Person Evaluation—conducting in-person interviews of the potential tenant and performing on-site inspections of farms that are operated by the potential tenant.
•	Size and Scale—evaluating the potential tenant's capacity to handle additional acreage and whether it has the administrative expertise necessary to generate timely and accurate financial information.
•

Financial Strength—conducting a financial evaluation of the potential tenant to ensure that it will be able to comply with the terms of the lease. We also discuss the lease structure and financial terms to engage the potential tenant's interest and likelihood of reaching mutually agreeable terms.

•	Expertise—evaluating the potential tenant's expertise in operating farms of the same crop type.

Our professional farmer tenant selection process involves a financial evaluation of the potential professional farmer tenant to ensure that it will be able to comply with the terms of the lease. Additionally, once selected, we continue to monitor tenant credit quality throughout the term of the lease. Depending on the specific facts and circumstances of the lease terms, the property and the professional farmer tenant, the evaluation steps will vary. For example, a one year lease with all cash paid at the beginning of the year prior to planting, growing and harvest minimizes credit risk. For a multi-year cash lease, the credit quality review is significantly more important in determining tenant quality. However, regardless of type of lease, crop yield at the time of a scheduled lease payment may be used to offset a tenant default. Our Amended and Restated Sub-Advisory Agreement provides for the Agricultural Sub-Adviser's analysis of the credit worthiness of the proposed lessee, if any, as one of the required due diligence items prior to leasing. Separately, the proposed professional farmer tenant's financial statements or balance sheet may be requested and, in certain cases, a third party provided credit report may be obtained. The professional farmer tenant's farming reputation, expertise, track record and quality of operations are a priority particularly for properties with crop share leases or properties from which we will receive a share of revenue from the crop produced. See “—Investment Focus and Process—Underwriting Criteria and Due Diligence Process—Selecting Professional Farmer Tenants” and “Risk Factors— Risks Related to Our Business and Farms—We may be subject to risks associated with our tenants' financial condition and liquidity position.”

In general, farmland differs from other real property (e.g., office buildings, apartment buildings, retail shopping centers) where a vacancy translates into a lack of revenue and increased expenses because farmland can generate economic returns, if necessary, without being leased, including through direct operation or contract farming (which activities may be required to be structured through a taxable REIT subsidiary, “TRS”) or may be farmed through share farming agreements, in which the landowner provides the land, the farmer provides the labor and the profit is shared (which activities also may be required to be structured through a TRS). Farms with certain characteristics of high quality soil, pure fresh water availability and location in prime weather regions typically attract top tier professional farmer tenants of higher quality, and all of our mature farms, to the extent not under development, are currently 100% leased. In light of the strong rental market for farmland and our current and historical 100% lease rates for mature farms, we have no current plans to pursue any of these arrangements for our mature permanent farms and have never done so in the past; however, we may determine that an alternative arrangement is appropriate for certain of our development properties before they become commercially productive and reliable.

In addition, we hire property managers, which in all instances to date have been CAPS, to provide ongoing property management services. As part of these services, the on-site property manager will make sure the tenant is adhering to terms of leases, will conduct onsite visits and will utilize any suggested improvement techniques (e.g., new fertilizer regimen). To the extent a problem in the manner in which the tenant is operating the property is not discovered by the applicable property manager, the tenant could damage the property.

Property Management

In the acquisition proposals that our Agricultural Sub-Adviser provides to us, a recommendation proposing a third party to provide on-site property management services is included. In most cases, our Agricultural Sub-Adviser will recommend CAPS, its affiliate, to serve as the on-site property management firm, and we retain the decision making authority for each property manager selection. We believe the use of CAPS provides us and our Agricultural Sub-Adviser the ability to:

•	Exercise control over the quality of the property manager's staff;
•	Ensure a consistent approach to accounting and record keeping;
•	More directly monitor compliance with applicable environmental regulations; and
•	Tailor reports to our needs.

Furthermore, CAPS has extensive experience in almost every major crop and has ongoing relationships with managers and farmers in most growing areas. In those cases when CAPS is not the recommended manager, the recommendation will be based on, among other factors, (i) the firm's familiarity with the proposed investment, (ii) the firm's experience with the applicable property type, (iii) the firm's reputation in the subject market, (iv) the firm's experience in optimizing property performance, (v) consideration of the past and present farms managed by the firm, (vi) the firm’s form of operating and financial reports for farms, (vii) recommendations from existing clients (if available), (viii) an analysis of the firm’s financial condition, including a review of its financial statements, and (ix) a review of a sample management plan from the firm for a similar property type. Our Agricultural Sub-Adviser shall attempt to identify existing or potential conflicts of interest the property management firm might have which would or could affect our interests in the proposed investment.

Appraisals

Appraised values referred to herein reflect the December 31, 2015 appraised market values from independent appraisal firms employing a state certified appraiser with local knowledge and expertise and who is certified as either an A.R.A. or M.A.I. appraiser or is state certified as a Certified General Real Estate Appraiser or a Certified General Appraiser. Each full appraisal was prepared in conformity with the Uniform Standards of Professional Appraisal Practice (“USPAP”) and typically utilized three approaches to value: the cost approach, the income capitalization approach and the comparable sales approach, leading to a final opinion of the appraised value of the subject property by the appraiser. Each property in our portfolio owned as of year-end 2015 was appraised as of December 31, 2015.

Our Portfolio

As of December 31, 2015, we, through our wholly-owned subsidiaries, own 100% fee simple interest in 18 farms located in Alabama, Arkansas, California, Florida, Illinois and Georgia, consisting of a total of approximately 16,136 gross acres of farmland. We intend to continue to commission regular third-party appraisals, which will typically be on at least an annual basis. Third-party appraisals provide an independent indication of any capital appreciation and are therefore important to the growth component of our investment strategy. The most recent appraisals of our farms were conducted as of December 31, 2015 for all farms acquired prior to December 31, 2015. Appraisals are estimates of market value as of a certain date and time based on available market and property information, all of which can change, and although we believe that the appraisals are reasonable, they should not be relied upon as a certain indication of value if we were to sell the property.

Portfolio Summary

The following table provides an overview of the 18 farms in our portfolio as of December 31, 2015. As of December 31, 2015, the appraised value of our portfolio was $215.8 million reflecting an increase in value of approximately 20.9% over total cost.

Property Name	Crops	County, State	Date Acquired(1)	Total Cost(2)		Current Appraised Value(3)		Tillable Acres	Gross Acres	2015 Fixed & Participating Rent(4)
Permanent Crop:
Kimberly Vineyard (first tranche)	Wine grapes	Monterey, CA	Aug-10	$3,123,614		$4,494,000		81	85	$156,114	(5)
Kimberly Vineyard (second tranche)	Wine grapes	Monterey, CA	Dec-14(6)	9,935,748	(6)	9,266,000		164	175	450,540	(5)
Golden Eagle Ranch (first tranche)	Almonds	Stanislaus, CA	Mar-12 & Aug-12	17,074,579		28,400,000		1,056	1,112	3,898,241	(7)
Golden Eagle Ranch (second tranche)	Almonds	Merced, CA	Aug-15(8)	5,207,139		5,135,000		130	135	72,761	(7)
Quail Run Vineyard	Wine grapes	Monterey, CA	Nov-12	10,053,076		9,500,000	(9)	223	240	479,258	(10)
Blue Heron Farms	Walnuts	Kings, CA	Nov-13	14,217,851		16,800,000		380	430	528,959	(7)
Falcon Farms	Pecans	Dougherty, GA; Lowndes, AL	Nov-14	8,329,189		9,420,000		1,165	1,840	282,282	(11)
Kingfisher Ranch	Pistachios	Fresno, CA	Aug-15	19,878,016		19,725,000		511	623	973,162	(12)
Total Permanent Crop:				87,819,212		102,740,000		3,710	4,640	6,841,317
Specialty/Vegetable Row:
Sweetwater Farm	Varied	Jackson, FL	Dec-10	5,427,281		6,500,000		1,450	1,624	380,300	(13)
Sandpiper Ranch	Strawberries/ Vegetables	Santa Cruz, CA	Dec-11 & Apr-12	7,957,030		9,350,000		158	184	390,600	(13)
Total Specialty/ Vegetable Row:				13,384,311		15,850,000		1,608	1,808	770,900
Commodity Row:
Pleasant Plains Farm	Corn/Soybeans	Douglas, McLean, Cass, Morgan & Sangamon, IL	Jul-10	8,872,020		13,866,000		1,159	1,196	503,730	(14)
Macomb Farm	Corn/Soybeans	McDonough, IL	Dec-10	2,605,926		5,013,000		422	434	180,200	(14)
Tillar Farm	Cotton/ Rice/ Corn/Soybeans	Drew, AR	May-11	4,172,034		6,210,000		1,248	1,444	208,500	(14)
Kane County Farms	Corn/Soybeans	Kane, IL	Jun-11	17,378,877		18,756,000		1,617	1,652	702,348	(13)
Total Commodity Row:				33,028,857		43,845,000		4,446	4,726	1,594,778
Development(15):
Roadrunner Ranch	Citrus	Tulare, CA	Apr-11 & Sep-11	7,614,380		8,700,000		227	244	—	(16)
Condor Ranch	Avocados/ Lemons	Ventura, CA	Nov-11 & Dec-11	9,918,887		13,500,000		261	786	113,119	(17)
Grassy Island Groves	Citrus	Okeechobee, FL	Dec-12	5,032,972		5,000,000		451	623	263,194	(18)
Blue Cypress Farm	Varied	Brevard, FL	Feb-13	11,632,889		13,300,000		2,036	2,694	—	(19)
Hawk Creek Ranch	Pistachios	Yolo, CA	Oct-13 & Feb-14	8,080,809		10,800,000		425	524	—	(16)
Pintail Vineyards	Wine grapes	Yolo, CA	Nov-13	2,057,471		2,100,000		87	91	(1,922)	(16)
Total Development:				44,337,408		53,400,000		3,487	4,962	374,391
TOTAL:				$178,569,788	(20)	$215,835,000		13,251	16,136	$9,581,386

(1)	An additional acquisition date represents a growth of, or an addendum to, the property.
(2)	Total cost includes contracted purchase price, closing costs and other acquisition costs (whether capitalized or expensed) as of December 31, 2015, plus capital expenditures as of December 31, 2015.
(3)	Current appraised value is based on third-party appraisals as of December 31, 2015.
(4)

Represents fixed rent and participating rent actually received through December 31, 2015 and does not include certain rent to be paid under participating leases that has not yet been recognized, particularly for our mature permanent crop farms, which tend to generate the majority of their rent through participation. Such rent is typically earned and paid in the fourth quarter of each year or over the first and second quarters of the following year.

(5)	Subject to a participating lease, including a base rent component and a flexible component based on percentage of gross revenues for both the initial and the second Kimberly Vineyard purchases.

(6)

On December 9, 2014, we acquired a second farm that is adjacent to and has been aggregated with Kimberly Vineyard. This property consists of 175 gross acres, with 164 tillable acres. This property was acquired for a purchase price of approximately $9.8 million. Starting with the 2015 crop season, the second acquisition property is leased to the same tenant, through a different corporate entity, who leases the initial Kimberly Vineyard and is also structured as a participating lease with a base rent. Because the property consists of two parcels purchased at different times, the parcels have two separate leases.

(7)	Property has been subject to a crop share lease based on gross revenues in the past and is now subject to a participating lease with base and participating components.
(8)

On August 18, 2015, we acquired a second farm that has been aggregated with Golden Eagle. This property consists of 135 gross acres, with 130 tillable acres. The property has been included in the current lease.

(9)	77 acres of our Quail Run Vineyard property are currently under development, which has temporarily impacted the valuation of this property.
(10)

Lease provides for annual rent with (i) a fixed component per acre per year and (ii) subject to certain conditions, a participating rent component based on gross revenue per acre. Additionally, one block consisting of 33 gross acres, with 30 tillable acres was under a fixed lease for the 2015 crop season. This block is now governed by the above-mentioned lease on those same terms. Lease excludes approximately 77 acres under development.

(11)

On November 14, 2014, we acquired two aggregated parcels in Georgia and Alabama, which consists of approximately 1,840 gross acres, with 1,165 tillable acres, for a purchase price of approximately $8 million. The property is under a participating lease with base and participating components, the latter portion of which for the 2015 harvest will be majority recognized in 2016.

(12)

On August 21, 2015, we acquired Kingfisher Ranch. This property consists of 623 gross acres and 511 tillable acres of pistachios. The property is under a participating lease with base and participating components. 2015 contractual rent includes crop insurance proceeds received in the fourth quarter of 2015.

(13)	Subject to a fixed lease with an annual escalator.
(14)	Subject to a fixed lease.
(15)

All of our development farms are being developed to permanent crops with the exception of Blue Cypress Farm which is being developed from a permanent orchard to specialty/vegetable row crops. Blue Cypress Farm development was completed subsequent to year end and the property has been leased and moved to the Specialty/Vegetable Row segment.

(16)

Property is under development and not currently leased. With respect to Pintail Vineyards, in the first quarter of 2015 there was an accounting adjustment of ($1,922) relating to a slight tenant overpayment on a lease that terminated in 2014 prior to the property being placed under development.

(17)

68 acres of mature plantings are governed by a participating lease with a base rent component with annual escalators payable at the beginning of each quarter and a percentage component payable after harvest. 40 acres of nearly mature lemons are governed for the 2015 crop year by a “transitional” lease with a percentage payable after harvest. For the 2016 crop year and after, this acreage will be subject to the same terms as the 68 acres of mature plantings. The remainder of the property is subject to development and such acres, while not commercially productive, have been included in the current lease on the property.

(18)

The majority of the property is currently under development and is not leased. We received $263,194 of direct operations revenue for the mature acres of the property in 2015, which is included in fixed rent for reporting purposes in the consolidated income statement.

(19)	Property was under development through December 31, 2015. It has since been moved out of development for the 2016 crop year and is now subject to a fixed lease.
(20)	Total development capital expenditures from inception through December 31, 2015 were $22.9 million.

Based on appraised value as of December 31, 2015, California accounted for approximately 63.8% of the land assets followed by Illinois, 17.4%, Florida, 11.5%, Alabama and Georgia, 4.4%, and Arkansas, 2.9%. While there is a relatively high concentration of farms in California, the farms are located in nine different counties along the central valley and coastal regions and produce a wide variety of agricultural products. From a property standpoint, mature permanent crop farms accounted for 47.6% of the total appraised value of our portfolio as of December 31, 2015, with specialty/vegetable row crop farms, commodity row crop farms and permanent development farms accounting for 7.3%, 20.3% and 24.7%, respectively. We expect the portfolio distribution to change over time as development farms enter the mature stage and appreciate in value. Subsequent to year end, we completed the acquisition of approximately 2,186 gross acres of permanent crop farmland in California for a purchase price of $63.5 million, excluding transaction costs, thereby further increasing our concentration of farms in California, although across multiple counties, and in the permanent crop category.

Description of Tenants

As of December 31, 2015, our farms are leased to 15 separate third-party tenants, of which the tenant at our Golden Eagle Ranch represented approximately 41.4% of our 2015 fixed and participating rent. Two of our farms, Kimberly Vineyard and a majority of our Quail Run Vineyard, are leased to two different tenants with the same principal owner, which represented approximately 10.4% of our 2015 fixed and participating rent. Additionally, our tenants at Kingfisher Ranch, Kane County Farms, Blue Heron Farms and Pleasant Plains Farm represented approximately 10.2%, 7.3%, 5.5% and 5.3%, respectively, of our 2015 fixed and participating rent received through December 31, 2015, which does not include certain rent to be paid under 2015 participating leases that was not recognized in 2015. No other tenant represents greater than 5.0% of our 2015 fixed and participating rent. Lastly, the tenant on our Golden Eagle Ranch and certain of its affiliates are also the tenants on the farms we acquired after December 31, 2015 as part of the Sun Dial acquisition.

Government Regulation

Farming Regulation

The farms that we own and intend to acquire are subject to the laws, ordinances and regulations of state, local and federal governments, including laws, ordinances and regulations involving land use and usage, water rights, treatment methods, disturbance, the environment and eminent domain.

Farmland is principally subject to environmental laws, ordinances and regulations. Each governmental jurisdiction has its own distinct environmental laws, ordinances and regulations governing the use of farmland. These laws, ordinances and regulations primarily seek to regulate water usage and water runoff due to the limited supply in certain areas, including California, Florida and Illinois, where the majority of the farms in our portfolio are located. In addition, runoff from rain or from irrigation is also governed by state, county and federal governments. Further, if any of the water used on or running off of our farms flows to any rivers, ponds, the ocean or other water sources, then there may be specific laws, ordinances and/or regulations governing the amount of pollutants, including sediments, nutrients and pesticides that such water may contain.

All of the farms in our portfolio have sources of water, including wells and/or surface water that currently provide sufficient amounts of water necessary for the current farming operations at each location. However, should the need arise for additional water from wells and/or surface water sources, we may be required to obtain additional permits or approvals or to make other required notices prior to developing or using such water sources. Permits for drilling water wells or withdrawing surface water may be required by federal, state and local governmental entities pursuant to laws, ordinances, regulations or other requirements, and such permits may be difficult to obtain due to drought, the limited supply of available water within the farming districts of the states in which our farms are located or other reasons. We believe that our farms are currently in compliance with applicable state, county and federal environmental and agricultural regulations.

In addition to the regulation of water usage and water runoff, state, county and federal governments also seek to regulate the type, quantity and method of use of chemicals for growing crops, including fertilizers, pesticides and nutrient rich materials. Such regulations could include restricting or preventing the use of such chemicals and materials near residential housing or near water sources. For example, when farmland is located near residential housing, the spraying of crops on the farmland may only occur on windless days and the spray may not be used on plants that are specific distances from homes. Further, some regulations have strictly forbidden or significantly limit the use of certain chemicals and materials. Licenses, permits and approvals must be obtained from governmental authorities before most chemicals and materials can be used on farmland and crops, and reports on the usage of such chemicals and materials must be submitted in accordance with the terms of the specific licenses, permits and approvals. Failure to obtain such permits or comply with the terms of such permits could result in fines and imprisonment.

The use of farmland in California, Florida and other jurisdictions is also subject to regulations governing the protection of endangered species. When farmland borders, or is in close proximity to, national parks, protected natural habitats or wetlands, the farming operations on such farms must comply with the laws, ordinances and regulations related to the use of chemicals in a manner to avoid disturbing the habitats, wetlands or other protected areas.

In addition to environmental regulations, state, county and federal governments also have various regulations governing labor practices used in connection with farming operations. For example, these regulations seek to provide for minimum wages and minimum and maximum work hours, as well as to restrict the hiring of illegal immigrants.

As an owner of farmland, we may be liable or responsible for the actions or inactions of our tenants with respect to these laws, regulations and ordinances.

Real Estate Industry Regulation

Generally, the ownership and operation of real farms is subject to various laws, ordinances and regulations, including regulations relating to zoning, land use, water rights, the handling of waste water, storm water and runoff and lien sale rights and procedures. Changes to any of these laws, ordinances or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act, or CERCLA, could result in or increase the potential liability for environmental conditions or circumstances existing, or created by tenants or others, on our farms. Laws related to upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of our farms or other impairments to operations, any of which would adversely affect our cash flows from operating activities.

Environmental Matters

Our farms and the operations thereon are subject to federal, state and local environmental laws, ordinances and regulations, including laws relating to water, air, solid wastes and hazardous substances. Our farms and the operations thereon are also subject to federal, state and local laws, ordinances, regulations and requirements related to the federal Occupational Safety and Health Act, as well as comparable state statutes relating to the health and safety of our employees and others working on our farms. Although we believe that we and our tenants are in material compliance with these requirements, there can be no assurance that we will not incur significant costs, civil and criminal penalties and liabilities, including those relating to claims for damages to persons, property or the environment resulting from operations at our farms. See “Item 1A. Risk Factors—Risks Related to Our Business and Farms—Potential liability for environmental matters could adversely affect our financial condition.”

Insurance

Under the terms and conditions of the leases on our current farms, tenants are generally required, at their expense, to obtain and keep in full force liability insurance for the term of the lease, and are required to name us as an additional insured party. These policies include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the farms and all of their appurtenant areas. In addition to our tenants' insurance policies under which we will be an additional insured party, we also maintain comprehensive liability and property insurance covering all of our farms, which provides coverage outside of that provided by our tenants' policies.

Our participating leases typically require our professional farmer tenants to obtain crop insurance, which seeks to protect the stability of our cash flow. On all of our current mature permanent farms, our professional farmer tenants have obtained crop insurance. Any proceeds from crop insurance on our mature permanent crop farms are used toward participating revenue formulas which are prescribed in the leases, providing a risk mitigant in years of poor production.

Competition

The activity of identifying, completing and realizing attractive acquisitions of farmland is highly competitive, and we are competing for investment opportunities with many other real estate and farmland investors, including real estate and farmland funds, individual and institutional investors, public and private real estate companies and REITS, developers, municipalities and financial institutions. However, identifying and acquiring high quality farms of the size we acquire in prime growing regions is more difficult, and we feel that our, as well as our Agricultural Sub-Adviser's, deep and local relationships provide unique access to off-market opportunities, giving us a strong competitive advantage. Other investment firms that we might compete directly against could include agricultural investment firms such as Hancock Agricultural Investment Group, UBS Agrivest LLC, Westchester Agricultural Asset Management, a TIAA—CREF Company. These firms engage in the acquisition, asset management, valuation and disposition of farms.

In our local markets, we believe that the locations, quality and attractiveness of our individual farms, including their access to adequate water supplies and superior soil quality and suitability for crop type, enable us to compete effectively for tenants. Because our revenue potential may be linked to the success of our tenants, depending on the particular lease structure in place, we may indirectly share exposure to the same competitive factors that our tenants experience in their respective markets when trying to sell their harvest. While our tenants do not typically compete with particular farms or farmers, oversupply of a particular crop or a decrease in exports for such crop, resulting from increased yields from other farmers both domestically and internationally, may affect the prices of our tenants' crops.

Employees

As of December 31, 2015, we had five employees. None of our employees is a member of a labor union.

Corporate Information

We were incorporated in Maryland on October 15, 2009. Our executive offices are located at 10 East 53rd Street, New York, New York 10022. Our telephone number at our executive offices is (212) 484-3000 and our corporate website is www.americanfarmlandcompany.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the SEC. You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website or by contacting our Secretary at the address set forth above under “—Corporate Information.”

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of our audit committee, compensation committee and nominating and corporate governance committee are all available in the Governance Documents section of the Corporate Information section of our website.

Financial Information

For required financial information related to our operations, please refer to our consolidated financial statements, including the notes thereto, included with this Annual Report on Form 10-K.

Item 1A. Risk Factors

Risks Related to Our Business and Farms

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our farms and harm our financial condition.

Investments in real estate, including our investments in farmland, are relatively illiquid compared to other types of financial assets. As a result, our ability to promptly sell one or more farms in our portfolio in response to changing economic, financial and investment conditions may be limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws or regulations or fiscal policies of jurisdictions in which the property is located in each case may limit our ability to dispose of a property. Accordingly, we may encounter difficulties to the extent we need to address liquidity needs through the sale or other disposition of our farms.

In addition, the Internal Revenue Code of 1986, as amended, (the “Code”), imposes restrictions on a REIT's ability to dispose of farms that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our farms for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of farms that otherwise would be in our best interests. Moreover, if we acquire farms from C corporations (e.g., corporations generally subject to full corporate-level tax) in certain non-taxable transactions, built-in gain recognized on the non-taxable disposition of such farms within 10 years of our acquisition will be subject to tax at the highest applicable U.S. federal corporate income tax rate. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly, on favorable terms or at all, which could harm our financial condition.

The geographic concentration of our portfolio could cause us to be more susceptible to adverse weather, economic or regulatory changes or developments in the markets in which our farms are located than if we owned a more geographically diverse portfolio, which could materially adversely affect the value of our farms and our ability to lease our farms on favorable terms or at all.

As of December 31, 2015, 92.8% of the appraised value of our portfolio was located in California, Florida and Illinois, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. As of December 31, 2015, our farms in California, Illinois and Florida represent approximately 73.7%, 14.5% and 6.7%, respectively, of the total 2015 fixed and participating rent of our portfolio. In addition, subsequent to December 31, 2015, we closed on the acquisition of several thousand acres of farmland in the Pacific USDA region and in California, specifically, which significantly increased our concentration in that region and state. The acquisition of a similar portfolio of geographically concentrated farms could further increase our concentration of farms in a geographic region. We are particularly susceptible to developments or conditions in these states and/or the specific counties in which our farms are located, including adverse weather conditions (such as drought, windstorms, tornados, floods, hail and temperature extremes), transportation conditions (including conditions relating to truck and rail transportation and the navigation of the Mississippi River), crop disease, pests and other adverse growing conditions, and unfavorable or uncertain political, economic, business or regulatory conditions (such as changes in price supports, subsidies and environmental regulations). Any such developments or conditions could materially adversely affect the value of our farms and our ability to lease our farms on favorable terms or at all, which could materially adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders.

Our portfolio is concentrated in a limited number of farms, which subjects us to an increased risk of significant loss if any farm declines in value or if we are unable to lease a farm.

As of December 31, 2015, we  owned 18 farms located in six states across the U.S., with those that are not under development leased to a number of tenants. One consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of leases or a significant decline in the value of any single property. In addition, while we do not intend to invest 35% or more of our total assets in a particular property at the time of investment, it is possible that, as the values of our farms change, one property may comprise in excess of 35% of the value of our total assets, further if we were to acquire a portfolio of multiple farms, it is possible that the aggregate purchase could be more than 35% of our total assets. Lack of diversification will increase the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our farms. Since our current real estate portfolio is concentrated across only six states, we are also currently vulnerable to any adverse change in the political or regulatory climate in those states or specific counties where our farms are located, which could materially adversely affect our portfolio and our ability to lease farms.

We currently rely significantly on rent from our Golden Eagle Ranch and expect to rely significantly on rent from our recently acquired Kingfisher Ranch and the farms acquired through the Sun Dial acquisition, which are comprised of both fixed and participating rent, to generate a substantial portion of our rental income and, therefore, are more susceptible to adverse events with respect to these properties, which if such events occur could materially adversely affect our financial condition, results of operations and ability to make distributions to our stockholders.

As of December 31, 2015, one property in our portfolio, Golden Eagle Ranch, represented 41.4% of our 2015 fixed and participating rent received to date, which includes certain rent from participating leases for 2014 that was not recognized in 2014 but does not include certain rent to be paid under participating leases for 2015 that has not yet been paid or recognized. In the second half of 2015, we acquired Kingfisher Ranch for a gross purchase price of approximately $19.9 million and in January 2016, we acquired a portfolio of farms for a gross purchase price of $63.5 million (excluding transaction costs) in a sale leaseback transaction, with the ultimate tenant being the same tenant that is the tenant for our Golden Eagle Ranch, and we expect to rely significantly on rent from these farms, both from base and participating rent, in the future. Therefore, the financial failure of these properties or of a tenant that leases portions of these properties is likely to have a material adverse effect on our financial condition, results of operations and ability to make distributions to our stockholders.

Our investments in mature permanent crop farms with trees or vines that have a finite multi-year lifespan have a higher risk profile than our commodity and specialty/vegetable row crop farms because if mature permanent crops are damaged or diseased, or if the variety falls out of market favor, it requires multiple years and substantial capital to redevelop the farm, which could materially adversely affect our results of operations and ability to make distributions to our stockholders.

As of December 31, 2015, 6 of our 18 farms, or approximately 28% of our tillable acres, were planted with a majority of mature permanent crops, and, in the future, we expect to add to our investments in farmland used for mature permanent crops. For example, subsequent to December 31, 2015, we closed on the acquisition of several thousand acres of permanent crop farmland. The future acquisition of similar portfolios of permanent crop farms could significantly increase our concentration of permanent crop farms, which are as a category, diversified across multiple crops including grapes, almonds, pistachios, walnuts, pecans, lemons and other fresh citrus and avocados and which could make us more susceptible to adverse events with respect to these types of crops. In addition, this number will increase as our development farms focused on permanent crops become productive. Permanent crops have plant structures (such as trees, vines or bushes) that produce yearly crops without being replanted. Permanent crops involve more risk than specialty/vegetable and commodity row crops because permanent crops require more time and capital to plant. As a result, permanent crops are more expensive to replace and more susceptible to disease and poor weather. If a farmer loses a permanent crop to drought, flooding, fire or disease, there would generally be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit.

The trees or vines on permanent crop farmland have finite productive lifespans and, as such, require replanting either in scheduled portions over time or in full towards the end of the lifespan as productivity declines and the property is no longer commercially viable. Additionally, permanent crop farmland prevents the farmer from being able to rotate crop types to keep up with changing market conditions or changes to the weather or soil. If demand for one type of permanent crop decreases, the permanent crop farmer cannot easily convert the farmland to another type of crop because permanent crop farmland is dedicated to one crop during the lifespan of the trees or vines and therefore cannot easily be rotated to adapt to changing environmental or market conditions.

We currently lease many of our farms to family-owned farms and small and medium-sized independent farming operations, which may have limited financial and personnel resources and, therefore, may be less stable than larger companies or agribusinesses, which could impact our ability to generate rental revenue.

We expect to lease many of our farms to family-owned farms and medium-sized farming operations, which will expose us to a number of unique risks related to these entities. For example, family-owned farms and medium-sized agricultural businesses are more likely than larger farming operations to have difficulty making lease payments when they experience adverse events. They also tend to experience significant fluctuations in their operating results and to be more vulnerable to competitors' actions and market conditions, as well as general economic downturns. In addition, our target tenants for our commodity row farms may face intense competition, including competition from companies with greater financial resources, which could lead to price pressure on crops that could lower our tenants' income, which in turn could impact our ability to generate rental revenue.

Furthermore, the success of a family-owned farm or medium-sized business may also depend on the management talents and efforts of one or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our tenant and, in turn, on us.

Our shorter-term leases, which are less than three years in duration, make us more susceptible to decreases in prevailing market rental rates than would be the case if we entered into longer-term leases, which could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

Currently, leases representing 17.6% of 2015 fixed and participating rent, which represents rent received for the year ended December 31, 2015, are set to expire in 2016 and will need to be renewed for 2017, some of which are for mature permanent farms with longer-term leases. For our six non-development farms that are farmed for specialty/vegetable and commodity row crops, our leases have, and we expect to continue to primarily enter into leases having, terms of one to three years. As a result, we will be required to frequently re-lease our farms upon the expiration of our leases, which will make us more susceptible to declines in market rental rates than we would be if we were to enter into longer-term leases. As a result, decreases in the prevailing market rental rates in the geographic areas in which we own farms could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

Our investments in mature permanent crop farms have long-term participating leases, which means that a portion of our cash flow attributable to participating rent is exposed to various risks, including risks related to declining crop prices, lower than average crop production due to alternate bearing crops and the risk of being unable to take advantage of prevailing market rates, which could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

We currently have multi-year leases with fixed and participating components on all of our mature permanent crop farms and in the future, as we acquire more permanent crop farms or renew our current permanent crop property leases, we may enter into multi-year fixed and / or participating leases consistent with our past practice for mature permanent farms. Participating leases may continue to be either formulaic participating or crop share leases, and the gross revenue participation may vary based on crop prices or crop yield. In 2015, participating rent comprised approximately 45% of total fixed and participating revenues. Such leases may also provide for annual rent escalations based on a fixed dollar amount or a percentage per acre. By entering into long-term leases with participating rent components, we are subject to various risks, including risks relating to declining crop prices and lower than average crop production due to inclement weather or alternate bearing crops, both of which could reduce the amount of rent we receive under such leases. As an example, our Kingfisher Ranch (a pistachio property acquired in the third quarter of 2015), experienced a weak 2015 production yield, and the tenant had to pursue insurance claims under its crop insurance policies which were settled in full in the fourth quarter of 2015.  The full insurance settlement recognition in 2015 will result in little to no 2016 participating revenues at Kingfisher Ranch for the 2015 crop.  Additionally, our inability to increase our rental rates if prevailing land values or rental rates increase could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

Our investments in development farmland may have inherent risks, including those relating to the longer period between development and commercial productivity for our permanent crop development farms, the cost of development, profitability of newly-developed farms, higher ongoing costs and delayed development, all of which could adversely impact our results of operations and cash flow.

Our development farms involve risks that are different and, in most cases, greater than, the risks associated with our acquisition of fully developed and commercially productive farms. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with our development farms include, among other things:

•

significant time lag between commencement of development and commercial productivity for our permanent development farms subjects us to greater risks due to fluctuations in the general economy and adverse weather conditions;

•	expenditure of money and time on development that may not be completed;
•	inability to achieve rental rents per acre at a newly developed property to make the property profitable;
•	higher than estimated costs, including labor and planting, irrigation or other related costs;
•

possible delay in development because of a number of factors, including weather, labor disruptions, regulatory approvals, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods).

Additionally, the time frame required for development and for the permanent development farms to become commercially productive means that we may not be able to lease the farms and in turn generate revenue with respect to such farms for several years. If any of the above events occur, the development of such farms may hinder our growth and have a material adverse effect on our results of operations and cash flow. In addition, new development farms, regardless of whether or not they are ultimately productive, typically require substantial time and attention from management.

Our business is dependent in part upon the profitability of our tenants' farming operations, and any downturn in the profitability of their farming operations could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders.

We depend on our tenants to operate the farms we own in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent and real estate taxes, maintain certain insurance coverage and maintain the farms generally. The ability of our tenants to fulfill their obligations under our leases depends, in part, upon the overall profitability of their farming operations, which could be adversely impacted by, among other things, adverse weather conditions, crop prices, global supply of arable farmland, crop disease, pests, contaminants, and unfavorable or uncertain political, economic, business or regulatory conditions. We do not typically receive financial statements from our tenants in the ordinary course of business. We will be particularly susceptible to any decline in the profitability of our tenants' farming operations in connection with our leases that do not require 100% of the annual rent to be paid in advance of each spring planting season or if we utilize percentage rent clauses, such as leases for Kimberly Vineyard, Blue Heron Farms, Quail Run Vineyard, Golden Eagle Ranch, Falcon Farms, Kingfisher Ranch and the mature portion of Condor Ranch, pursuant to which a portion of the rent is a fixed base rent and the remaining amount of rent depends on crop yields and prices realized by our tenants. The portion of our revenue that we derive from participating leases could be adversely affected by a general economic downturn. Also, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. As a result of such circumstances, our operating results and financial condition would be materially adversely affected. We can provide no assurances that, if a tenant defaults on its obligations to us under a lease, we will be able to lease or re-lease that property on economically favorable terms in a timely manner, or at all. In addition, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

The rents we are able to negotiate for the farms we own will be based, in part, on each tenant's expectation of the land's future productivity. To the extent we lease to tenants whose operations become less profitable, prospective tenants may assume reduction in profitability is due, in part, to less productive land, which could make it more difficult to negotiate favorable rental rates for such farms. Our tenants' profitability could also be adversely affected by declines in market prices for permanent crops, specialty/vegetable row crops or commodity row crops grown on our farms.

As a result, any downturn in the profitability of the farming operations of our tenants or a downturn in the agricultural industry as a whole could have a material adverse effect, and to the extent applicable, now or in the future, any tenant concentration in our portfolio may exacerbate any such potential impacts, on our financial condition, results of operations, cash flow and ability to make distributions to our stockholders.

We may be subject to risks associated with our tenants' financial condition and liquidity position.

A majority of our leases do not require the full payment of rent in cash in advance of the planting season, which subjects us to credit risk exposure to our farm-operator tenants and the risks associated with farming operations, such as weather, commodity price fluctuations and other factors. We will also be exposed to these risks with respect to participating leases for which a portion of the rent is based on a percentage of a tenant's farming revenues (such as our leases for Golden Eagle Ranch, Kimberly Vineyard, Blue Heron Farms, Falcon Farms, and Kingfisher Ranch and the mature portion of Condor Ranch and Quail Run Vineyard and including the leases we entered into upon closing the Sun Dial acquisition in January 2016) and leases with terms greater than one year. Further, while separate leases exist for each farm, a tenant may be the tenant on multiple of our farms, which increases our exposure to that tenant’s financial condition, as is the case with our tenant (including affiliates of the tenant) on Kimberly Vineyard who is also the tenant on Quail Run Vineyard, and our tenant (including affiliates of the tenant) on our Golden Eagle Ranch, who is the same tenant on the four farmland properties acquired in the Sun Dial acquisition. We also may not become aware of a tenant's financial distress until the tenant fails to make payments to us when due, which may significantly reduce the amount of time we have to evict the tenant and re-lease the property to a new tenant before the start of the spring planting season, and in the event of a tenant bankruptcy we may not be able to terminate the lease. Further, we expect that many of our future tenants will be independent farming operations, about which there is generally little or no publicly available operating and financial information. As a result, we may not learn all of the material information we need to know regarding these businesses through our investigations, making it possible that we could lease farms to tenants that ultimately are unable to pay rent to us. We can provide no assurance that, in the event we terminate a lease in connection with a tenant bankruptcy, we will be able to lease or re-lease that property on economically favorable terms in a timely manner or at all, which could have a material adverse effect on our revenues and financial condition. In addition, in the future a significant number of our farms may be concentrated in a limited number of tenants, which would exacerbate the foregoing risks.  Subsequent to December 31, 2015, we closed on the acquisition of several thousand acres of mature permanent crop farmland in California, and concurrently entered into four new leases with affiliates of the sellers, who are also the tenants at our Golden Eagle ranch, thereby substantially increasing our rent concentration to this particular tenant.

We may be unable to collect balances due on our leases from any tenants in bankruptcy, which could materially adversely affect our financial condition, results of operations and cash flow.

We are subject to tenant credit risk. Our tenants, particularly those that may depend on debt and leverage, could be susceptible to bankruptcy in the event that their cash flows are insufficient to satisfy their financial obligations, including meeting their obligations to us under their leases. A tenant in bankruptcy may be able to restrict our ability to collect unpaid rent and interest during the bankruptcy proceeding and may reject the lease. If a bankrupt tenant rejects a lease with us, any claim we might have for breach of the lease, excluding a claim against collateral securing the lease, would be treated as a general unsecured claim. Our claim would likely be capped at the amount the tenant owed us for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year of lease payments or 15% of the remaining lease payments payable under the lease, but in no case more than three years of lease payments. In addition, a tenant may assert in a bankruptcy proceeding that its lease should be re-characterized as a financing agreement. If such a claim is successful, our rights and remedies as a lender, compared to a landlord, will generally be more limited. In the event of a tenant bankruptcy, we may also be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of our farms, avoid the imposition of liens on our farms or transition our farms to a new tenant. In the event of the tenant's breach of its obligations to us or its rejection of the lease in bankruptcy proceedings, we may be unable to locate a replacement tenant in a timely manner or on comparable or better terms. As a result, our financial condition, results of operations and ability to make distributions to our stockholders could be materially adversely affected if a tenant declares bankruptcy.

Our failure to identify and consummate acquisitions that meet our investment criteria would significantly impede our ability to achieve our business objectives, including growing our portfolio and diversifying by geography, crop type and tenant, which could materially adversely affect our results of operations and ability to make distributions to our stockholders.

Our ability to expand through acquisitions is integral to our business strategy and requires that we identify and consummate suitable acquisition or investment opportunities that meet our investment criteria and are compatible with our growth strategy. While we continue to actively seek and evaluate farms for potential purchase, there is no guarantee that we will be able to continue to find and acquire such farms at attractive prices or that such acquisitions will not initially result in our portfolio being concentrated in a certain geography or crop type.

Additionally, we compete for the acquisition of farmland and farms related to farming with many other entities engaged in agricultural and real estate investment activities, including individual and family operators of farming businesses, corporate agriculture companies, financial institutions, institutional pension funds, real estate companies, private equity funds and other private real estate investors. These competitors may prevent us from acquiring desirable farms or may cause an increase in the price we must pay for such farms. Our competitors may have greater resources than we do and may be willing to pay more for certain assets or may have a more compatible operating philosophy with our acquisition targets. In particular, larger institutions may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment farms may increase, resulting in increased demand and increased prices paid for these farms. New entrants are also a competitive threat. If we pay higher prices for farms, our profitability may decrease, and you may experience a lower return on your investment. Our failure to identify and consummate acquisitions that meet our investment criteria, including our target allocation ranges for crop type, would significantly impede our ability to achieve our business objectives, including growing our portfolio and diversifying by geography, crop type and tenant, which could materially adversely affect our results of operations and ability to make distributions to our stockholders.

Some state laws prohibit or restrict the ownership of agricultural land by business entities, which could impede the growth of our portfolio and our ability to diversify geographically.

Certain states, including Iowa, North Dakota, South Dakota, Minnesota, Oklahoma, Wisconsin, Missouri and Kansas, in which a substantial amount of farmland is located, have laws that prohibit or restrict to varying degrees the ownership of agricultural land by corporations or business entities like us. Additional states may, in the future, pass similar or more restrictive laws, and we may not be legally permitted, or it may become overly burdensome or expensive, to acquire farms in these states, which could impede the growth of our portfolio and our ability to diversify geographically in states that might otherwise offer compelling investment opportunities.

Failure to succeed in new markets could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

Our portfolio is comprised of farms located in Alabama, Arkansas, California, Florida, Georgia and Illinois. If we acquire farms located in new markets, we may face risks associated with a lack of market knowledge or understanding of the local market, including the availability and identity of quality tenant farmers, forging new business relationships in the area and unfamiliarity with local government requirements and procedures. Furthermore, the negotiation of a potential expansion into new markets would divert management time and other resources. As a result, we may have difficulties executing our business strategy in these new markets, which could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

Our platform may not be as scalable as we anticipate, and we could face difficulties growing our business without significant new investment in personnel and infrastructure, which could disrupt our business and operations and impede the growth of our business.

Our platform for operating our business may not be as scalable as we anticipate or able to support significant growth without substantial new investment in personnel and infrastructure. While we have employment contracts with Messrs. Gimbel, Cowan, Lewis, Spitzer, and Ms. Sichel, we will rely to a significant degree on the services provided pursuant to the Transitional Services Agreement as well as on the skills of our Agricultural Sub-Adviser in sourcing, managing and disposing of our investments. Accordingly, we will need to make significant new investments in personnel and infrastructure to support that transition as well as to support our growth. If we are unable to make significant investments on a timely basis or at reasonable costs, if the Transitional Services Agreement is terminated or not renewed, or if we are unable to renew the agreement with our Agricultural Sub-Adviser, our business and operations could be materially adversely affected.

We depend upon our President and Chief Investment Officer and our Agricultural Sub-Adviser and its key personnel, and we may not be able to secure suitable replacements in the event that we fail to retain their services.

Some of our senior executive officers have limited experience acquiring, owning and net leasing farmland. Accordingly, we rely on the skills of our Agricultural Sub-Adviser and its key personnel, as well as the experience of our President and Chief Investment Officer, in sourcing, managing and disposing of our investments. Our Agricultural Sub-Adviser's ability to successfully manage our investments depends on the experience, relationships and expertise of its key personnel. There can be no assurance that these individuals will remain in the employ of our Agricultural Sub-Adviser or otherwise continue to be able to carry on their current duties. Our Agricultural Sub-Adviser may not be able to successfully recruit additional personnel and any additional personnel that are recruited may not have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management. The officers and employees of our Agricultural Sub-Adviser have substantial responsibilities outside the management of our investments. Our Agricultural Sub-Adviser sources farms for other clients, and we are subject to our Agricultural Sub-Adviser's allocation procedures and, therefore, we may not receive the opportunity to purchase all of the farms sourced by our Agricultural Sub-Adviser. Accordingly, any loss of our President and Chief Investment Officer or our Agricultural Sub-Adviser and its key personnel could have a material adverse effect on our ability to implement our business strategy and achieve our investment objectives.

Our Amended and Restated Sub-Advisory Agreement and relationship with our Agricultural Sub-Adviser may create conflicts of interest or the perception of such conflicts.

Our Agricultural Sub-Adviser will receive a quarterly management fee from us that is based on the appraised value of our portfolio, regardless of the revenues generated by our portfolio. For example, we will pay our Agricultural Sub-Adviser a management fee for a specific period even if we experienced a net loss during the same period. The management fee may not sufficiently incentivize our Agricultural Sub-Adviser to recommend properties and manage our properties in a manner that generates attractive risk-adjusted returns for us. This could hurt both our ability to make distributions to our stockholders and the market price of our common stock.

In addition, we will pay our Agricultural Sub-Adviser fees upon the acquisition and disposition of properties. In evaluating properties, the opportunity to earn fees upon the acquisition and disposition of properties may lead our Agricultural Sub-Adviser to place undue emphasis on acquiring and disposing properties in order to generate additional fees, or it could give rise to such perception. To the extent our Agricultural Sub-Adviser engaged in such behaviors or was perceived to have engaged in such behaviors, it could negatively impact the market price of our common stock.

If our farms do not have access to adequate water supplies or proper drainage, it could harm our ability to lease the farms or to farm them on favorable terms or at all, which could have a material adverse impact on the value of our farms and our results of operations and our ability to make distributions to our stockholders.

In order to lease farmland, there must be access to sufficient water as well as proper drainage to make the property suitable for farming. Additionally, the ability of our current tenants to make their rental payments is also dependent upon sufficient water access and supply and proper drainage. Although we believe the farms in our current portfolio have, and we expect to acquire farms with, sufficient water and access to proper drainage, our analysis and surveys of the water availability and our properties may be incorrect, and water availability and rights may be affected by federal, state and local government regulations, policies and practices as well as private sector rights, actions and inactions. On farms that presently have access to sufficient water, future regulatory or government actions could restrict the ability to draw upon those water sources. Accordingly, there may be a need to drill additional wells in the future, and we would be required to obtain permits prior to drilling such wells, which are required by state and county regulations. Such permits may be difficult or costly to obtain, particularly in areas where there is a limited supply of water, such as the farming regions of California, and there can be no assurance that such additional wells would produce sufficient water supplies to support farming operations adequately. Similarly, our farms may be subject to governmental regulations relating to the quality and disposition of rainwater runoff or other water to be used for irrigation, and in such case we could incur costs in order to retain this water and comply with such regulations. In instances where sufficient water is not available to any of our farms, we may need to purchase water, and such costs may be material. If we are unable to obtain or maintain sufficient water supplies for our farms or if they do not have proper drainage, or the costs incurred to obtain or maintain the water supplies cause the farming operation to be less profitable, our ability to lease our farms for farming on favorable terms or at all would be significantly impaired, which could have a material adverse impact on the value of our farms and our results of operations and ability to make distributions to our stockholders.

Additionally, our current farms in the Midwest, including our Pleasant Plains Farm, Macomb Farm and Kane County Farms properties, and any farms that we invest in in the future that depend upon rain water rather than local water access, our tenants on that property may be susceptible to extended droughts, and any failure on the part of such tenants to procure adequate crop insurance would impact the ability of such tenants to make rental payments, which would have a material adverse impact on our ability to generate returns on our farms.

Our farms may be subject to adverse weather conditions, seasonal variability or alternate bearing, crop disease and other contaminants, which may affect our tenants' ability to pay rent and thereby have a material adverse effect on our results of operations, financial condition and our ability to make distributions to stockholders.

Our farms are vulnerable to adverse weather conditions, including drought, windstorms, tornados, floods and temperature extremes, which are quite common but difficult to predict. Unfavorable growing conditions can reduce both crop size and crop quality. Seasonal factors, including supply and consumer demand, may also have an effect on the crops grown by our tenants. In extreme cases, entire harvests may be lost in some geographic areas.

A significant portion of the U.S. has experienced severe drought conditions over the past few years, most recently in California. While this current drought has affected a majority of California, and could have negative short-term impacts on U.S. agriculture generally, including less crop production, increased competition for farmland due to distressed sales and lower farm income, it has yet to significantly adversely impact our farms. However, if the drought were to increase in severity or to continue for a more extended period of time, it could have a materially adverse impact on our farming operations on our farms in that region or longer-term effects on the U.S. agricultural industry generally. In addition, farms located near rivers or other water sources may be more susceptible to floods and drainage problems in periods of sustained rains. Our farms may also be vulnerable to crop disease, pests and other contaminants. Damages to tenants' crops from drainage issues, crop disease or pests may vary in severity and effect, depending on the stage of production at the time of the drainage issue, infection or infestation, and, with respect to infestation or infection, the type of treatment applied and climatic conditions. The costs to control infestations vary depending on the severity of the damage and the extent of the plantings affected. These drainage issues or infestations can increase the costs and decrease the revenues of our tenants. Tenants may also incur losses from product recalls, fines or litigation due to other contaminants that may cause food borne illness. It is difficult to predict the occurrence or severity of such product recalls, fines or litigation as well as their impact upon our tenants.

We utilize participating leases for all of our mature permanent crop farms pursuant to which the amount of the rent depends, to a large extent, on crop yields and prices in regions where such arrangements are prevalent. Further, we invest in property used for permanent crops, which are more expensive to replace and more susceptible to disease and poor weather than specialty/vegetable and commodity row crops because permanent crops produce yearly crops without being replanted. If a farmer loses a permanent crop to drought, flooding, fire or disease, there would generally be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit. Permanent crop farmland also prevents the farmer from being able to rotate crop types to keep up with changes to the weather or soil. As a result, the risks associated with weather conditions, seasonal variability, crop disease and other contaminants are magnified in the case of permanent crops. Therefore, adverse weather conditions, seasonal variability, crop disease, pests and other contaminants could adversely affect our tenants' ability to continue to meet their obligations to us and our ability to lease or re-lease farms on favorable terms, or at all, which could have a material adverse effect on the value of our farms, our results of operations, financial condition and our ability to make distributions to our stockholders.

The seasonal variability of the crops grown on our farms that are subject to participating leases or that may be subject to participating leases in the future could have a material adverse effect on our revenues, the timing of revenues and / or our ability to make distributions to our stockholders.

We utilize participating leases for all of our mature permanent farms, pursuant to which the amount of rent depends, to a certain extent, on crop yields and prices and the timing of receipt of crop revenue by our tenants. A crop season is characterized by cultivation and the growing of the crop during the course of the year, with the resultant harvest generally occurring in the fall. Rent derived from participating leases will generally be recorded in the fourth quarter of each calendar year in the case of citrus crops and the vineyards. However, in the case of tree nuts (almonds, walnuts, pistachios and pecans) and potentially in the case of certain other crops, our share of the crop revenue only generates income for us at the point in time our tenant is irrevocably entitled to receive a payment for the delivery of the crop. Our tenants receive the income from the sale of such crop generally when delivered by the packing house to the ultimate distributor. That process of selling tree nuts in different stages stretches over a period of months in the year following the harvest and the percentage of the crop sold in each quarter of the following year is not consistent from year to year. Accordingly, the seasonal variability of the crops grown on such farms can be expected to cause quarterly fluctuations in our revenues. For example, while Golden Eagle Ranch generated strong participating revenues in 2015 due to the strength of the 2014 crop production as well as high almond prices throughout the majority of 2015 when the 2014 crop was sold by the tenant, the 2015 crop production at Golden Eagle Ranch was significantly lower due to poor growing conditions and, when combined with a more recent decline in almond prices, is expected to result in substantially lower participating rents from Golden Eagle Ranch in 2016 than were recorded in 2015.  Therefore, due to the year over year decline in participating rents expected from Golden Eagle Ranch during 2016, the Company expects 2016 operating revenues generated from same-property farms to be lower in 2016 than in 2015.

Additionally, our quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors in certain markets in which we operate. This seasonality can be expected to cause periodic fluctuations in productivity, which in turn could affect a tenant's ability to meet its obligations to us under its lease. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations, and we may have to enter into short-term borrowings in certain quarters in order to make distributions to our stockholders, or we may not be able to make distributions at all. As a result, volatility in our financial performance resulting from the seasonal variability of the crops grown on our farms that are subject to participating leases could have a material adverse effect on our revenues and our ability to make distributions to our stockholders.

Future climate changes could materially adversely impact the value of our farms, our ability to lease our farms, our results of operations and our ability to make distributions to our stockholders.

In addition to the general risks that adverse weather conditions pose for the tenants of our farms and their subsequent ability to comply with the terms of their leases, including their ability to make their rental payments, the value of our farms and the operations of our tenants may be subject to risks associated with long-term effects of climate change. Some climatologists have predicted that the impacts of climate change could include increases in average temperatures, more extreme temperatures, changes in rainfall patterns, severe droughts and increases in volatile weather over time. The effects of climate change may be more significant along coastlines, such as in California and Florida, where 13 of our 18 farms are currently located and where future farms we acquire may be located (including the properties acquired from Sun Dial in January 2016), due to rising sea levels resulting from melting of polar ice caps, which could result in increased risk of coastal erosion, flooding, degradation in the quality of groundwater aquifers and expanding agricultural weed and pest populations. Such effects of climate change could make our farms less suitable for farming or other alternative uses, which could materially adversely impact the value of our farms, our ability to lease our farms or otherwise generate revenues from our farms, our results of operations and our ability to make distributions to our stockholders.

Agricultural technology enhancements, including genetic engineering, could adversely impact our anticipated returns, which in turn could have a materially adverse effect on our results of operations and financial condition.

Future advances in seed technology, genetic engineering, irrigation improvements and other agricultural technology enhancements may lead to higher crop production on existing farmland, which could put downward pressure on the demand for crops. As a result, we could experience a reduction in our anticipated returns, which are, in part, based on certain assumptions regarding increased global demand for permanent crops and commodity crops and declining availability of farmland, which in turn could have a materially adverse effect on our results of operations and financial condition.

The market prices of the crops that our tenants may produce on our farms have experienced volatility in the past and may experience volatility in the future, which may affect our tenants' ability to pay rent and, accordingly, may have a material adverse impact on our financial condition, results of operations and our ability to make distributions to our stockholders.

Prices of crops are volatile and can fluctuate due to conditions that are difficult to predict, including global competition with respect to supply and resources, crop yields, technological developments, severe weather and crop disease in the major crop production regions worldwide, domestic and international demand for a given crop and for U.S. agricultural products generally, and changes in governmental policies regarding agriculture, energy, trade, fiscal and monetary issues, particularly with regard to subsidies and tariffs, any of which may result in either increases or decreases in the value of the crops that our tenants produce each year. Other material factors contributing to fluctuations in crop prices are changes in global prosperity, fluctuations in foreign trade and export markets, and eruptions in military conflicts or civil unrest. Additionally, in periods of increased prices, global consumers may prefer low cost producers. Competition may also increase from alternative farming ventures, such as vertical farming (cultivation in skyscraper greenhouses or vertical structures) and hydroponic farming (cultivation in water with mineral supplements, without soil). Any of these factors could adversely affect our tenants' ability to meet their obligations to us and our ability to lease or re-lease farms on favorable terms, or at all, which could have a material adverse impact on the value of our farms, our financial condition, results of operations and our ability to make distributions to our stockholders.

Adverse changes in government policies related to farming, including decreases in farm subsidies, tax incentives or the percentage of ethanol that must be blended into fuel, could reduce prices of crops and the profitability of farming operations, which could materially adversely affect the value of our farms and our results of operations.

There are a number of government programs that provide subsidies and tax and other incentives to farm operators. Some of these programs have been in operation since the 1930s and were intended to stabilize the income to farm operators and protect them from agricultural setbacks such as wind damage, floods, drought and crop disease. In addition, in recent years both the U.S. federal government and certain state governmental agencies have required that transportation fuel sold in the U.S. contain a minimum volume of renewable fuel, including ethanol. These renewable fuel requirements have caused ethanol demand to increase, which in in certain periods has had a positive impact on the price of corn and specialty/vegetable and commodity row crop farmland prices in general. The elimination or reduction of any of these subsidies or other incentives, the widespread use of other forms of renewable fuel or reduction in renewable fuel requirements in the future could reduce the prices of crops and the profitability of farming operations, which could materially adversely impact the value of our farms and our ability to lease them on favorable terms, or at all, which would have a material adverse effect on our results of operations.

Acquiring farmland and farms related to farming during periods when such farms are experiencing substantial inflows of capital and intense competition may result in inflated purchase prices and increase the likelihood that our farms will not appreciate in value and may, instead, decrease in value.

The allocation of substantial amounts of capital for investment in farmland and farming related farms and significant competition for income-producing real estate may inflate the purchase prices for such assets. If we acquire farms in such an inflated environment, it is possible that the value of our assets may not appreciate and may, instead, decrease in value, perhaps significantly, below the amount we paid for such assets. In addition to macroeconomic and local economic factors, technical factors, such as a decrease in the amount of capital allocated to the purchase of farmland and farming related farms and the number of investors participating in the sector, could cause the value of our assets to decline.

Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties; therefore, net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties or portfolio, in the aggregate.

In determining the fair value of our investments in real estate as of December 31, 2015, we relied on independent, third-party appraisal firms that employ a certified appraiser with local knowledge and expertise who is certified as either an A.R.A. or M.A.I. appraiser or is state certified as a Certified General Real Estate Appraiser or a Certified General Appraiser and who performed their formal appraisals as of December 31, 2015. The Company’s independent auditors have not audited or reviewed these appraisals. Each appraisal is unique and certain of the factors reviewed and evaluated in each appraisal are particular to the geography, climate, crop type and pricing, market area and market trends associated with the relevant property. Some of the significant assumptions used by the independent, third party appraisers in valuing each property generally included (i) that all applicable zoning, use regulations and restrictions had been complied with, (ii) that all information, estimates and opinions furnished to appraisers were obtained from sources considered reliable and believed to be true and correct, (iii) reliance on certain water requirement and rights information provided to the appraisers and (iv) that no significant changes to the property had occurred since the date of the onsite inspection, among others, as well as certain property-specific assumptions set forth in each applicable appraisal. Further, appraisers typically utilize at least one of the following three approaches to value: (i) the cost approach, which establishes value by estimating the current costs of reproducing the improvements (less loss in value from depreciation) and adding land value to it; (ii) the income capitalization approach, which establishes value indicated by the subject property’s net earning power based on the capitalization of income; and/or (iii) the comparable sales approach, which establishes value indicated by recent sales of comparable properties in the market place, with each approach leading to a final opinion of the appraised value of the subject property by the appraiser. The income capitalization approach is very sensitive to the final capitalization rate chosen, with small changes in the capitalization rate resulting in significant changes in market value. Factors considered during the land valuation process utilized for the comparable sales approach, include, among others, prominence of location, size, shape, availability of utilities, zoning, topography, property rights, financing, property improvements, market conditions and land use mix. Additionally, depending on the approach to valuation used, appraisals may include assumptions regarding the land values per acre, market rental rates per acre, depreciation and capitalization rates. Such assumptions are particular to each appraisal and necessarily vary depending on the location of the property and crop type as well as various other market trends and economic factors specific to the property (i.e., appraisers may refer to the property's lease terms to conduct quantitative analyses or to publicly available resources such as the Illinois Society of Professional Farm Managers and Rural Appraisers, if and as applicable).

In addition, the ultimate realization of the value of our properties depend to a great extent on economic and other conditions beyond our control and the control of the appraisers. Moreover, valuations do not necessarily represent the price at which a property would sell, since market prices of properties can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties may not correspond to the realizable value upon a sale of those properties individually or as a portfolio, in aggregate, and therefore, our estimated net asset value per share may not be indicative of the proceeds a stockholder would receive upon the sale of his or her shares in a market transaction resulting in either or both of those outcomes and the proceeds were distributed to the stockholders.

If the U.S. Federal Reserve or other central banks embark on a substantial tightening of monetary policy in the future that causes real interest rates to rise, it may cause land prices to decline if the rise in real interest rates is not accompanied by rises in the general levels of inflation, and we would also experience higher costs of our financing. A stronger U.S. dollar could also negatively impact exports, which could negatively impact our financial results.

A substantial tightening of monetary policy by the U.S. Federal Reserve or other central banks would increase credit costs (through the resulting increase in interest rates) and decrease credit availability. This could hurt farm operators because higher real interest rates make it more difficult for farm operators to qualify for loans and increase their borrowing costs. Higher interest rates also tend to decrease U.S. and world economic growth, thus decreasing the demand for agricultural crops. Moreover, a stronger U.S. dollar could affect the level of agricultural exports from the United States, potentially causing demand for exports to decline, which could negatively impact our financial results.

All of these consequences could reduce farm income. If increases in real interest rates (which is defined as nominal interest rates minus the inflation rate) or changes in the value of the U.S. dollar are not accompanied by higher levels of farm income and rents, this could lead to declines in agricultural land values and a reduction in our profitability, either of which would have a material adverse effect on our business or results of operations, financial condition and ability to make distributions to our stockholders. Furthermore, increases in interest rates would also increase our costs of borrowing money, which would negatively impact our financial condition, our results of operations, and ability to make distributions to our stockholders.

Certain employees who manage and operate our business and operations in most instances will dedicate a significant portion of their time to us and such portion of time may vary.

While a vast majority of their time is spent working for the Company, certain employees spend a minor portion of their time (5-10%) at Optima Group Holdings LLC, the managing member of AFA prior to the Internalization Transaction of our management (“Optima”). Further, while Mr. Lewis, our Chief Financial Officer and Treasurer, dedicates a significant amount of his time to our business, he also dedicates time to Optima. Accordingly, we have hired Andreas Spitzer, Executive Vice President, Finance, to fully dedicate his time to the financial role, with the intent to have him transition to full-time Chief Financial Officer after two reporting periods.

We recently internalized our management, which will expose us to new and additional responsibilities, costs and risks and we may not manage this transition effectively.

We recently internalized our management, which will expose us to new and additional responsibilities, costs and risks. For example, our expenses now include the compensation and benefits of our officers and other personnel and consultants, as well as overhead costs previously paid by our external manager, AFA and its affiliates. Furthermore, our officers and other personnel will provide us services that were previously provided by AFA and its affiliates. We can provide no assurance that we will be able to continue to provide those services at the same level or for the same costs as provided by AFA and its affiliates, and there may be unforeseen costs, expenses and difficulties associated with continuing to provide those services on a self-managed basis. We will also be subject to potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Further, we will bear the costs of the establishment and maintenance of health, retirement and similar benefit plans of our employees. Accordingly, the internalization of our management could materially adversely affect our financial condition and operating results.

In connection with the internalization of our management, we entered into a Transitional Services Agreement with our Operating Partnership and Optima, pursuant to which Optima agreed to, among other things, provide us with access to certain infrastructure and supporting services, information technology systems and financial reporting infrastructure, including relevant employees. Until we establish a more substantial independent employee base, infrastructure and internal capabilities, we will continue to rely significantly on Optima's infrastructure and supporting services to operate our business successfully. If Optima does not perform its obligations under the Transitional Services Agreement, if the Transitional Services Agreement is terminated by either party, if we do not build a sufficient management structure and cannot renew the Transitional Services Agreement, or if we fail to plan and manage the internalization of our management efficiently and effectively, we may be unable to manage our assets, farms or personnel, or timely report our financial results and our business will be materially adversely affected.

We have limited operating history as a REIT and a publicly traded company, and we cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our company as a REIT or a publicly traded company.

We have limited operating history as a REIT and a publicly traded company. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet the disclosure requirements of the SEC. We are required to develop and implement control systems and procedures in order to qualify and maintain our qualification as a REIT, satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with the listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources, any of which could materially adversely impact our business, results of operations and financial condition. See “—Risks Related to Our Status as a REIT—Failure to qualify or to maintain our qualification as a REIT would have significant adverse consequences to the value of our common stock.”

We depend on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, acquire additional farms, meet our capital and operating needs or make the cash distributions to our stockholders necessary to qualify and maintain our qualification as a REIT.

In order to qualify and maintain our qualification as a REIT, we generally are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including acquisition opportunities and principal and interest payments on any outstanding debt, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms, in the time period we desire or at all. Any debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise (including the issuance of Common Units) could be dilutive to existing stockholders. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;
•	equity capital market conditions and debt capital market conditions;
•	interest rates;
•	the market's view of the quality of our assets;
•	the market's perception of our growth potential;
•	our debt levels;
•	our current and expected future earnings;
•	our cash flow and cash distributions; and
•	the market price per share of our common stock.

Our growth strategy is in large part based on utilizing our common stock (or Common Units) as a currency to acquire additional farmland properties, and thereby gain operating scale and efficiencies. If the market price per share of our common stock trades at a substantial discount to the underlying net asset value per share of our common stock, we may not be able to use our common stock (or Common Units) as a form of capital to execute our growth strategy without substantially diluting the share value of our existing shareholders, or at all.

In addition, our revolving credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness. Our revolving credit facilities provide for borrowing availability based on the appraised value of our properties which serve as collateral to the borrowed monies.  To the extent the appraised values of our properties decrease, we may not be able to borrow additional amounts, or we may no longer be in compliance with maximum indebtedness to property value thresholds.   Accordingly, we may be unable to obtain the third-party financing that we believe to be optimal, which may cause us to have less cash for distributions to stockholders. Our use of external sources of financing could also make us more vulnerable to a downturn in our business or the economy generally and a significant increase in the ratio of our indebtedness to our assets may have an adverse effect on the market price of our common stock.

Debt, and the use of debt to finance future acquisitions or for other purposes, could restrict our operations, inhibit our ability to grow our business and revenues, and negatively affect our business and financial results.

As of December 31, 2015, we had approximately $27.2 million of outstanding indebtedness, with $62.8 million in available credit remaining. We intend to incur additional debt in connection with future acquisitions or for other purposes and, if we are successful in acquiring a portfolio of properties, such as the portfolio of properties in California which we recently acquired, our leverage may increase significantly over a shorter period of time than if we acquire properties on a farm by farm basis. If necessary, we also may borrow funds to make distributions to our stockholders in order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. To the extent that we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through debt or equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our stockholders. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of farms at inopportune times or on disadvantageous terms, which could result in losses. To the extent we cannot meet our future debt service obligations, we will risk losing to foreclosure some or all of our farms that may be pledged to secure our obligations. An increase in our degree of leverage also could make us more vulnerable to a downturn in business or the economy generally.

Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

We may experience interest rate volatility in connection with variable-rate debt that we may owe or may make, from time to time. The interest rates on our revolving credit facilities are variable. Although we have not entered into any derivative contracts to attempt to manage our exposure to interest rate fluctuations, we may, in a manner consistent with our qualification as a REIT, seek to mitigate our exposure to changing interest rates by using interest rate hedging arrangements such as interest rate swaps and caps in the future. These derivative instruments involve cost and risk and may not be effective in reducing our exposure to interest rate changes. Risks inherent in derivative instruments include the risk that counterparties to derivative contracts may be unable to perform their obligations, the risk that interest rates move in a direction contrary to, or move slower than the period contemplated by, the direction or time period that the derivative instrument is designed to cover, and the risk that the terms of such instrument will not be legally enforceable. While we intend to design our hedging strategies to protect against adverse movements in interest rates, derivative instruments that we are likely to use may also involve immediate costs, which could reduce our ability to make distributions to our stockholders. Likewise, ineffective hedges, as well as the occurrence of any of the risks inherent in derivatives, could materially adversely affect our results of operations or reduce your overall investment returns. We will review each of our derivative contracts and will periodically evaluate their effectiveness against their stated purposes.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into (i) to manage risk of interest rate changes with respect to borrowings incurred or to be incurred to acquire or carry real estate assets, (ii) to manage the risk of currency fluctuations with respect to any item of income or gain (or any property which generates such income or gain) that constitutes “qualifying income” for purposes of the 75% or 95% gross income tests applicable to REITs,or (iii) that hedges against transactions described in clause (i) or (ii) and is entered into in connection with the extinguishment of debt or sale of property that is being hedged against by the transaction described in clause (i) or (ii), does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided that we properly identify the hedging transaction pursuant to the applicable sections of the Code and Treasury Regulations. To the extent that we enter into other types of hedging transactions, or fail to make the proper tax identifications, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a TRS. The use of a TRS could increase the cost of our hedging activities (because our TRS would be subject to tax on income or gain resulting from hedges entered into by it) or expose us to greater risks than we would otherwise want to bear. In addition, net losses in any TRS of ours will generally not provide any tax benefit except for being carried forward for use against future taxable income in the TRS.

We may be subject to litigation or threatened litigation, which may divert management time and attention, require us to pay damages and expenses or restrict the operation of our business.

We may be subject to litigation or threatened litigation, including claims relating to the actions of our tenants and otherwise in the ordinary course of business. In particular, we are subject to the risk of complaints by our tenants involving premises liability claims and alleged violations of landlord-tenant laws, which may give rise to litigation or governmental investigations, as well as claims and litigation relating to real estate rights or uses of our farms. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Additionally, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management's ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant, or involve our agreement with terms that restrict the operation of our business. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of those claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could materially adversely impact our earnings and cash flows, thereby having a material adverse effect on our financial condition, results of operations, cash flows and our ability to make distributions to our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors, which could materially adversely impact our results of operations, cash flows and our ability to make distributions on, and the value of, our common stock.

Liability for uninsured or underinsured losses could adversely affect our financial condition and revenues.

Our farms may be damaged by adverse weather conditions and natural disasters, such as earthquakes, floods and tornados. Our insurance may not be adequate to cover all damages or losses from these events, or we may view it as not economically prudent to purchase insurance for certain types of losses. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our capital investment in the affected property, as well as anticipated future revenues from such property and, in the case of debt which is recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the property. If an insured liability to a third party were to occur, we could incur the cost of defense and settlement with, or court ordered damages to, that third party. In addition, inflation, changes in building or zoning codes and ordinances, environmental considerations and other factors may also make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore its economic position with respect to the affected property. Further, if any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss, which could have a material adverse effect on our cash flow.

In addition, although it is expected that most of our leases will provide for at least a minimum fixed rental payment, we have structured many leases to provide for some or all of the rent to be “percentage rent,” determined as a percentage of the revenue from crops grown on land owned by us. There currently is no commercially reasonable insurance available that provides coverage for 100% of the lost revenue resulting from damage to crops grown on land owned by us. Our revenues could be materially adversely affected if damage to crops on land that are subject to leases with percentage rent provisions results in the revenue from such crops grown on such land to being diminished or lost.

Potential liability for environmental matters could adversely affect our financial condition.

We are subject to the risk of liabilities under federal, state and local environmental laws applicable to agricultural farms, including those related to wetlands, groundwater and water runoff. Some of these laws could subject us to:

•

responsibility and liability for the cost of removal or remediation of hazardous substances released on our farms, which may include herbicides and pesticides, generally without regard to our knowledge of or responsibility for the presence of the contaminants;

•

liability for the costs of investigation, removal or remediation of hazardous substances or chemical releases at disposal facilities for persons who arrange for the disposal or treatment of these substances; and

•	potential liability for claims by third parties for damages resulting from environmental contaminants.

Our costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our farms, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or lease the property or to borrow using the property as collateral. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Additionally, we could become subject to new, stricter environmental regulations, which could diminish the utility of our farms and have a material adverse impact on our results of operations.

The presence of endangered or threatened species on or near our acquired farms could restrict the activities of our tenants, which could in turn have a material adverse effect on the value of our farms and our results of operations.

Federal, state and local laws and regulations intended to protect threatened or endangered species could restrict certain activities on our farms. The size of any area subject to restriction would vary depending on the protected species at issue, the time of year and other factors, and there can be no assurance that such federal, state and local laws will not become more restrictive over time. If portions of our farms are deemed to be part of or bordering habitats for such endangered or threatened species that could be disturbed by the agricultural activities of our tenants, it could impair the ability of the land to be used for farming, which in turn could have a material adverse impact on the value of our assets and our results of operations.

We may be required to permit the owners of the mineral rights on our farms to enter and occupy parts of the farms for the purposes of drilling and operating oil or gas wells, which could materially adversely impact the rental value of our farms.

Although we own the surface rights to our farms and expect to own the surface rights to farms that we acquire, other persons may own the rights to any minerals, such as oil and natural gas that may be located under the surfaces of these farms. Currently there is no mineral development on any of our farms, but we can provide no assurances that third parties will not assert claims for mineral rights on our farms or that farms that we acquire in the future will not be subject to third-party mineral rights. To the extent that third parties have mineral rights on farms that we currently own or acquire in the future, we expect that we would be required to permit third parties to enter such farms for the purpose of drilling and operating oil or gas wells on the premises. We will also be required to set aside a reasonable portion of the surface area of our farms to accommodate these oil and gas operations. The devotion of a portion of our farms to these oil and gas operations would reduce the amount of the surface available for farming or farm-related uses. Such activities might also disrupt the productivity of the farmland or property related to farming or increase the risk of environmental liabilities, any of which could materially adversely impact the rents that we receive from leasing these farms.

If our tenants fail to comply with applicable labor regulations, it could have an adverse effect on our tenants' ability to make rental payments to us and, in turn, our ability to make distributions to our stockholders.

State, county and federal governments have implemented a number of regulations governing labor practices used in connection with farming operations. For example, these regulations seek to provide for minimum wages and minimum and maximum work hours, as well as to restrict the hiring of illegal immigrants. If one of our tenants is accused of violating, or found to have violated such regulations, it could have a material adverse effect on the tenant's results of operations, which could materially adversely affect its ability to make its rental payments to us and, in turn, our ability to make distributions to our stockholders.

New legislation or regulations affecting the U.S. agricultural sector, particularly with respect to water use in California, could materially adversely affect the value of our farms and results of operations.

If Congress implements new legislation or regulations affecting the U.S. agricultural sector, these changes could materially adversely affect the value of our farms and results of operations by requiring the reformulation of our business to meet new standards, including environmental standards. In the first quarter of 2014, The Agricultural Act of 2014, or the Act, was signed into U.S. law. It enacts a series of changes with respect to farmland, including, but not limited to, repealing direct payments and enhancing crop insurance. Given its recent passage, we cannot determine what prospective effect, if any, the Act will have on U.S. farmland generally, and our business specifically. In addition, in 2014, California passed the Sustainable Groundwater Management Act of 2014 (“SGMA”) which, among other objectives, seeks to achieve a sustainable balance in identified aquifers throughout California. The SGMA authorizes local and regional agencies to form groundwater sustainability agencies that will prepare and submit a groundwater sustainability plan (“GSP”) to the California Department of Water Resources by either 2020 or 2022 (depending upon priority rating of the basin), with the intention of achieving groundwater sustainability within 20 years. The implementation of the GSPs, while not yet defined, may have an impact on the water availability for our farms and therefore impact crop production, which may adversely affect our revenues or land valuations; however, the details of such water management decisions will take time to finalize and implementation will vary by water district. Moreover, legislation or regulation implemented in the U.S. or elsewhere in the world relating to genetically modified crops could negatively impact the price of impacted crops, which could impact the lease rates we can charge for our farms, thereby hurting our financial performance.

Risks Related to Our Organizational Structure

Our charter contains certain restrictions on ownership and transfer of our stock that may delay, defer or prevent a change of control or other transaction that might involve a premium price for our shares of common stock or that our stockholders otherwise believe to be in their best interests.

In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals (as defined in the Code to include certain entities such as private foundations) at any time during the last half of any taxable year (beginning with our second taxable year as a REIT). In order to help us qualify as a REIT, our charter generally prohibits any person or entity from beneficially owning (i) more than 9.8% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock or (ii) more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock, in each case, excluding any shares of our stock not treated as outstanding for U.S. federal income tax purposes. We refer to these restrictions as the “ownership limits.” These ownership limits may prevent or delay a change in control and, as a result, could adversely affect our stockholders' ability to realize a premium for their shares of our common stock. Our Board of Directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. This ownership limit as well as other restrictions on ownership and transfer of our stock in our charter may:

•

discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; and

•

result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of certain of the benefits of owning the additional shares.

We could increase the number of authorized shares of our stock, issue additional shares of our stock and classify and reclassify unissued stock without stockholder approval, which may delay, defer or prevent a change of control or other transaction that might involve a premium price for our shares of common stock or that our stockholders otherwise believe to be in their best interests.

Our charter authorizes our Board of Directors to, without stockholder approval, amend our charter to increase or decrease the aggregate number of authorized shares of stock, to authorize us to issue additional shares of our common or preferred stock and to classify or reclassify unissued shares of our common or preferred stock and to thereafter authorize us to issue such classified or reclassified shares of stock. We believe these charter provisions will provide us with increased flexibility in structuring possible future financings and acquisitions and in meeting other needs that might arise. The additional classes or series, as well as the additional authorized shares of our common stock, will be available for issuance without further action by our stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Although our Board of Directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our shares of common stock or that our stockholders otherwise believe to be in their best interests.

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our shares of common stock or that our stockholders otherwise believe to be in their best interests.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares including the Maryland business combination and control share provisions.

As permitted by the MGCL, our Board of Directors has adopted a resolution exempting any business combinations between us and any other person or entity from the business combination provisions of the MGCL, provided that the business combination is first approved by our Board of Directors (including a majority of directors who are not affiliates or associates of such persons). In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our Board of Directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

Title 3, Subtitle 8 of the MGCL permits our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement takeover defenses, including adopting a classified board or increasing the vote required to remove a director. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price. Our charter contains a provision whereby we elect to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our Board of Directors.

Our charter, our bylaws and Maryland law also contain other provisions, including the provisions of our charter on removal of directors and the advance notice provisions of our bylaws, that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.

Each item discussed above may delay, deter or prevent a change in control of our company, even if a proposed transaction is at a premium over the then-current market price for our common stock. Further, these provisions may apply in instances where some stockholders consider a transaction beneficial to them. As a result, our stock price may be negatively affected by these provisions.

Certain provisions in the amended partnership agreement may delay or prevent unsolicited acquisitions of us.

Provisions in the amended partnership agreement may delay, or make more difficult, unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some of our stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights;
•	a requirement that the general partner may not be removed as the general partner of our Operating Partnership without our consent;
•	transfer restrictions on Common Units;
•

our ability, as general partner, in some cases, to amend the amended partnership agreement and to cause our Operating Partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our Operating Partnership without the consent of the limited partners; and

•

the right of the limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets, in the event that such transfer requires approval by our common stockholders.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our senior management and may prevent a change in control of our company that is in the best interests of our stockholders. Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two-thirds of all the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our senior management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.

Our Board of Directors may change our strategies, policies and procedures without stockholder approval.

Our policies, including any policies with respect to investments, financing, leverage, growth, debt, capitalization and distributions, are determined exclusively by our Board of Directors or those committees of officers to whom our Board of Directors may delegate such authority. Our Board of Directors or the committees or officers to which such decisions are delegated have the ability to amend or revise these and our other policies at any time, without notice to or a vote of our stockholders. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our leverage and/or our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could materially adversely affect our financial condition, results of operations and cash flow.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions that you do not believe are in your best interests.

Maryland law provides that a director or officer has no liability in that capacity if he or she satisfies his or her duties to us and our stockholders. As permitted by Maryland law, our charter limits the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted by Maryland law. Under current Maryland law and our charter, our directors and officers do not have any liability to us or our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or
•	a final judgment based on a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter and bylaws authorize us, and our bylaws require us, to indemnify each present and former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers. We also have entered into indemnification agreements with our officers and directors granting them express indemnification rights. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited with respect to directors and may be limited with respect to officers.

We rely on funds received from our Operating Partnership to pay liabilities, and the interests of our stockholders are structurally subordinated to all liabilities and obligations of our Operating Partnership and its subsidiaries.

All of our farms are owned by, and we conduct substantially all of our operations through, our Operating Partnership and our other subsidiaries. We do not have, apart from an interest in our Operating Partnership, any independent operations. As a result, we rely on cash distributions and other payments from our Operating Partnership and our other subsidiaries to pay any dividends we might declare on shares of our common stock. We also rely on distributions from our Operating Partnership and other subsidiaries to meet our other financial obligations, including any tax liability on taxable income allocated to us from our Operating Partnership or other subsidiaries. As an equity investor in our Operating Partnership and other subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of such subsidiaries' debt or other obligations that are senior to our claims. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our Operating Partnership's and its subsidiaries' liabilities and obligations have been paid in full.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of Common Units, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any of its partners, on the other. Our directors and officers have duties to us under Maryland law in connection with their management of us. At the same time, we will have duties and obligations to our Operating Partnership and its limited partners under Delaware law as modified by the amended partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership as the sole general partner. The limited partners of our Operating Partnership expressly will acknowledge that the general partner of our Operating Partnership will be acting for the benefit of our Operating Partnership, the limited partners and our stockholders collectively. When deciding whether to cause our Operating Partnership to take or decline to take any actions, the general partner will be under no obligation to give priority to the separate interests of (i) the limited partners of our Operating Partnership (including, without limitation, the tax interests of our limited partners, except as provided in a separate written agreement) or (ii) our stockholders. Nevertheless, the duties and obligations of the general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to us and our stockholders.

Our Operating Partnership may issue additional Common Units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and could have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

As of December 31, 2015, we own approximately 83.8% of the outstanding Common Units in our Operating Partnership (on a fully diluted basis). We may, in connection with our acquisition of farms, as compensation or otherwise, issue additional Common Units. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because you will not directly own Common Units, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

Risks Related to Our Status as a REIT

Failure to qualify or to maintain our qualification as a REIT would have significant adverse consequences to the value of our common stock.

We elected to be treated as a REIT commencing with our taxable year ended December 31, 2012. The Code generally requires that a REIT distribute at least 90% of its taxable income (without regard to the dividends paid deduction and excluding net capital gains) to stockholders annually, and a REIT must pay tax at regular corporate rates to the extent that it distributes less than 100% of its taxable income (including capital gains) in a given year. In addition, a REIT is required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions it makes in a calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. To avoid entity-level U.S. federal income and excise taxes on retained income, we anticipate distributing at least 100% of our taxable income.

We believe that we have been and are organized, and have operated and will operate, in a manner that will allow us to qualify as a REIT commencing with our taxable year ended December 31, 2012. However, we cannot assure you that we have been and are organized and have operated or will operate as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there is only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. We have not requested and do not intend to request a ruling from the U.S. Internal Revenue Service, or the IRS, that we qualify as a REIT. The complexity of these provisions and of the applicable Treasury Regulations is greater in the case of a REIT that, like us, was a C corporation before electing to be taxable as a REIT, holds its assets through one or more partnerships and cannot operate its properties (which must be leased to unrelated tenants). Moreover, in order to qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding stock, the absence of retained earnings from non-REIT periods and the amount of our distributions. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT gross income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our gross income and assets on an ongoing basis. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for U.S. federal income tax purposes or the U.S. federal income tax consequences of such qualification. Accordingly, it is possible that we may not meet the requirements for qualification as a REIT.

If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. If we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for the four subsequent taxable years. If we fail to qualify as a REIT, we would be subject to entity-level income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate tax rates. As a result, the amount available for distribution to holders of our common stock would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and adversely affect the value of our common stock.  We consolidate into our financial statements the results of two TRSs.  Transactions entered by a TRS that are not at arm’s length may be subject to excise tax.

We may owe certain taxes notwithstanding our qualification as a REIT.

Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, on taxable income that we do not distribute to our stockholders, on net income from certain “prohibited transactions” and on income from certain activities conducted as a result of foreclosure. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. In addition, we may engage in certain activities through one or more TRSs, and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. Furthermore, to the extent that we conduct operations outside of the United States, our operations would subject us to applicable foreign taxes, regardless of our status as a REIT for U.S. federal income tax purposes.

In the case of assets we owned as of January 1, 2012, the start of our first REIT taxable year, we also will be subject to U.S. federal income tax, sometimes called the “sting tax,” at the highest regular corporate tax rate, which is currently 35%, on all or a portion of the gain recognized from a taxable disposition of any such assets occurring within the 10-year period following that date, to the extent of the asset's built-in gain based on the fair market value of the asset as of that date in excess of our then tax basis in the asset. Gain from a sale of such an asset occurring after the 10-year period ends will not be subject to this sting tax. We are under no obligations to retain these assets to avoid this tax. We estimate the maximum amount of built-in gain potentially subject to the sting tax is approximately $7,077,000, which corresponds to a maximum potential tax of approximately $2,477,000 (based on current tax rates and the valuation of the properties).

If our Operating Partnership is treated as a corporation for U.S. federal income tax purposes, we will cease to qualify as a REIT.

We believe our Operating Partnership has qualified and will continue to qualify as a partnership for U.S. federal income tax purposes. Assuming that it qualifies as a partnership for U.S. federal income tax purposes, our Operating Partnership generally will not be subject to U.S. federal income tax on its income. Instead, its partners, including us, generally are required to pay tax on their respective allocable share of our Operating Partnership's income. No assurance can be provided, however, that the IRS will not challenge our Operating Partnership's status as a partnership for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, therefore, cease to qualify as a REIT, and our Operating Partnership would become subject to U.S. federal, state and local income tax. The payment by our Operating Partnership of income tax would reduce significantly the amount of cash available to our partnership to satisfy obligations to make principal and interest payments on its debt and to make distribution to its partners, including us.

There are uncertainties relating to our distribution of non-REIT earnings and profits.

To qualify as a REIT, we must not have any non-REIT accumulated earnings and profits, as measured for U.S. federal income tax purposes, at the end of any REIT taxable year. Thus, we had to distribute any such non-REIT accumulated earnings and profits that we had when we elected to be taxable as a REIT prior to the end of our first REIT taxable year ended December 31, 2012. We believe we made sufficient distributions in 2012 and had no accumulated earnings and profits in our prior years so that we did not have any undistributed non-REIT earnings and profits at the end of 2012. However, the determination of the amounts of any such non-REIT earnings and profits is a complex factual and legal determination. If it is subsequently determined that we had undistributed non-REIT earnings and profits as of the end of our first taxable year as a REIT or at the end of any subsequent taxable year, we could fail to qualify as a REIT.

Dividends payable by REITs generally do not qualify for reduced tax rates.

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income when paid to such stockholders. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

A portion of our distributions may be treated as a return of capital for U.S. federal income tax purposes, which could reduce the basis of a stockholder's investment in shares of our common stock and may trigger taxable gain.

A portion of our distributions may be treated as a return of capital for U.S. federal income tax purposes. As a general matter, a portion of our distributions will be treated as a return of capital for U.S. federal income tax purposes if the aggregate amount of our distributions for a year exceeds our current and accumulated earnings and profits for that year. To the extent that a distribution is treated as a return of capital for U.S. federal income tax purposes, it will reduce a holder's adjusted tax basis in the holder's shares, and to the extent that it exceeds the holder's adjusted tax basis will be treated as gain resulting from a sale or exchange of such shares.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or liquidate certain of our investments.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may, for instance, hinder our ability to make certain otherwise attractive investments or undertake other activities that might otherwise be beneficial to us and our stockholders, or may require us to borrow or liquidate investments in unfavorable market conditions and, therefore, may hinder our investment performance.

As a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our total assets (20% for taxable years beginning on or after January 1, 2018) can be represented by securities of one or more TRSs, and, for taxable years beginning on or after January 1, 2015, not more than 25% of the value of our total assets may be represented by debt instruments of publicly offered REITs that are not secured by mortgages on real property or interests in real property. After meeting these requirements at the close of a calendar quarter, if we fail to comply with these requirements at the end of any subsequent calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

We may be subject to a 100% penalty tax on any prohibited transactions that we enter into or may be required to forego certain otherwise beneficial opportunities in order to avoid the penalty tax on prohibited transactions.

If we are found to have held, acquired or developed inventory or property primarily for sale to customers in the ordinary course of business, we may be subject to a 100% tax on net income from “prohibited transactions” under U.S. federal tax laws on the gain from disposition of the property unless the disposition qualifies for one or more safe harbor exceptions for properties that have been held by us for at least two years and satisfy certain additional requirements (or the disposition is made through a TRS and, therefore, is subject to corporate U.S. federal income tax).

The term “prohibited transactions” generally includes a sale or other disposition of property (other than foreclosure property) that is (i) of a kind that is properly included in inventory if on hand at the close of the taxable year or (ii) held primarily for sale to customers in the ordinary course of a trade or business. Whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the specific facts and circumstances. The Code provides a safe harbor pursuant to which sales of properties held for at least two years and meeting certain additional requirements will not be treated as prohibited transactions, but compliance with the safe harbor may not always be practical.

We intend to conduct our operations so that no farm (or other interests in real property) that we own outside of a TRS will be treated as, or as having been, held for sale to customers in the ordinary course of our business. We intend to hold our farms for investment with a view to long-term appreciation, to engage in the business of acquiring, owning, leasing and developing farms and to make sales of farms (or other interests in real property) that are consistent with our investment objectives; however, no assurance can be given that any particular farm or other interest in real property in which we hold a direct or indirect interest will not be treated as property held for sale to or that the safe-harbor provisions will apply.

Additionally, the potential application of the prohibited transactions tax could cause us to forego potential dispositions of our farms or interests therein or to forego other opportunities that might otherwise be attractive to us, or to hold investments or undertake such dispositions or other opportunities through a TRS, which would generally result in corporate income taxes being incurred.

We have acquired and expect to continue to acquire from time to time crops that we believe are treated as inventory, including (i) crops received as in-kind payments of rent and/or (ii) with respect to certain of our farms under development, crops we harvest during the development phase prior to leasing the farm. In past years, we have not sold any such crops through a TRS, and going forward it may not be feasible (or desirable) to earn the revenue from such sales through a TRS for U.S. federal income tax purposes. Any gain from a sale of inventory in excess of directly connected deductions (and without any offset for any losses from other inventory sales) is subject to the 100% prohibited transaction tax. We have incurred prohibited transaction tax in the past, and we may incur such tax in future periods. Moreover, current law provides little guidance as to the deductions that are allowed to offset the gain subject to 100% tax, and thus the IRS might disagree with our calculations of the amount of gain subject to 100% tax.

REIT distribution requirements could adversely affect our liquidity and adversely affect our ability to execute our business plan.

In order to maintain our qualification as a REIT and to meet the REIT distribution requirements, we may need to modify our business plans. Our cash flow from operations may be insufficient to fund required distributions, for example, as a result of differences in timing between our cash flow, the receipt of income for GAAP purposes and the recognition of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves, payment of required debt service or amortization payments, or the need to make additional investments in qualifying real estate assets. The insufficiency of our cash flow to cover our distribution requirements could require us to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, (iv) pay dividends in the form of “taxable stock dividends” or (v) use cash reserves, in order to comply with the REIT distribution requirements. As a result, compliance with the REIT distribution requirements could adversely affect the market value of our common stock. The inability of our cash flow to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities. In addition, if we are compelled to liquidate our assets to repay obligations to our lenders or make distributions to our stockholders, we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as property held primarily for sale to customers in the ordinary course of business, and, in the case of properties held at the end of 2011 (or subsequently acquired in tax deferred transactions from regular C corporations), we may be subject to an entity-level sting tax.

The ability of our Board of Directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on our total return to our stockholders.

Our ability to provide certain services to our tenants may be limited by the REIT rules or may have to be provided through a TRS.

As a REIT, we generally cannot provide services to our tenants other than those that are customarily provided by landlords, nor can we derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at disadvantage to competitors who are not subject to the same restrictions. However, we can provide such non-customary services to tenants or share in the revenue from such services if we do so through a TRS, though income earned through the TRS will be subject to regular corporate income taxes.

Although our use of TRSs may partially mitigate the impact of meeting certain requirements necessary to maintain our qualification as a REIT, there are limits on our ability to own TRSs, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT's assets (20% for taxable years beginning on or after January 1, 2018) may consist of securities of one or more TRSs. In addition, rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm's-length basis.

We have jointly elected with American Farmland TRS LLC, a Delaware limited liability company, (“AFTRS”), for it to be treated as a TRS under the Code for U.S. federal income tax purposes. We also made a TRS election jointly with AFCO CA TRS, LLC, or the Kingfisher TRS, our wholly-owned subsidiary to which we assigned our rights to acquire a solar farm owned by the lessee of Kingfisher Ranch. AFTRS, the Kingfisher TRS and any other TRSs that we form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 25% of the value of our total assets (20% for taxable years beginning on or after January 1, 2018), there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status.

The IRS may take the position that transactions in which we acquire a property and lease it back to the seller do not qualify as leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the asset or income tests required for REIT qualification and consequently could lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated, which could cause us to fail the distribution test for REIT qualification.

Possible legislative, regulatory or other actions could adversely affect our stockholders and us.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders', tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income and/or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, the results of operations and the amount of our dividend payments.

Stockholders are urged to consult with their own tax advisors with respect to the impact that recent legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares. If any of these proposals or legislation containing similar provisions were to become law, it could severely impact our ability to qualify to be taxed as a REIT and/or subject us to significant amount of U.S. federal income tax at the corporate level. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock.

Our property taxes could increase due to property tax rate changes or reassessment, which could impact our cash flow.

Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. In particular, our portfolio of properties may be reassessed as a result of the Offering. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past and such increases may not be covered by tenants pursuant to our lease agreements. If the property taxes we pay increase, our financial condition, results of operations, cash flow, per share trading price of our common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders could be adversely affected.

Risks Related to the Market for Our Common Stock

The market price and trading volume of our common stock may be volatile.

The stock markets, including the NYSE MKT LLC, (“NYSE MKT” or “NYSE MKT LLC”), on which our common stock is listed, historically have experienced significant price and volume fluctuations.  Accordingly, the per share trading price of our common stock may be similarly volatile and the trading volume in our common stock may fluctuate and cause significant price variations to occur, and investors in shares of our common stock may from time to time experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects.

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly results of operations or dividends;
•	changes in our funds from operations or earnings estimates;
•	changes in government regulations or policies affecting our business or the farming business;
•	publication of research reports about us or the real estate or farming industries;
•	sustained decreases in agricultural commodity and crop prices;
•	increases in market interest rates that lead purchasers of our common stock to demand a higher yield;
•	changes in market valuations of similar companies;
•	adverse market reaction to any additional debt we incur in the future;
•	additions or departures of key management personnel;
•	the process surrounding and impact of the Internalization;
•	actions by institutional stockholders;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K;
•	the extent of investor interest in our securities;
•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•	our underlying asset value;
•	investor confidence in the stock and bond markets generally;
•	changes in tax laws;
•	future equity issuances;
•	failure to meet earnings estimates;
•	illiquidity of common shares available for trading due to the small size of our equity market capitalization and limited float;
•	failure to meet and maintain REIT qualifications and requirements; and
•	general market and economic conditions.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management's attention and resources, which could have a material adverse effect on us, including our financial condition, results of operations, cash flow and per share trading price of our common stock.

Our cash available for distribution to stockholders may not be sufficient to make distributions, and we may need to borrow in order to make such distributions or may not be able to make such distributions at all.

In order to remain competitive with alternative investments, our distribution rate may exceed our cash available for distribution, including cash generated from operations. In the event this happens, we intend to fund the difference out of any excess cash on hand or from borrowings. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and ability to make distributions from what they otherwise would have been. If we do not have sufficient cash available for distribution generated by our assets to pay the quarterly distribution set by our Board of Directors, or if cash available for distribution decreases in future periods, the market price of our common stock could decrease.

All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, whether or not we have qualified as a REIT, and other factors as our Board of Directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that our Board of Directors approves distributions in excess of our then current and accumulated earnings and profits, these excess distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of your adjusted tax basis in your shares. A return of capital is not taxable, but it has the effect of reducing your adjusted tax basis in your investment. To the extent that distributions exceed the adjusted tax basis of your shares, they will be treated for tax purposes as a gain from the sale or exchange of your stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and ability to make distributions from what they otherwise would have been.

The number of shares of our common stock available for future issuance or sale may have adverse effects on the market price of our common stock.

As of December 31, 2015, approximately 16,890,847 shares of our common stock were outstanding, 10,890,847 of which will be eligible for future sale beginning on April 18, 2016. Additionally 806,400 shares of our common stock are available for future issuance under our 2014 Equity Incentive Plan and, as of December 31, 2015, other than the Common Units held by us, approximately 3,269,556 Common Units in our Operating Partnership were outstanding, which are redeemable at the option of the holders beginning on October 23, 2016, for cash, or at our option, for shares of our common stock, on a one-for-one basis. We have agreed to register the shares issuable upon redemption of the Common Units so that such shares will be freely tradable under the securities laws.

We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. The market price of our common stock may decline significantly when the restrictions on resale by certain of our stockholders lapse. Sales of substantial amounts of common stock, including shares of common stock issuable upon the redemption of outstanding Common Units, or the perception that such sales could occur, may adversely affect the prevailing market price for our common stock.

In addition, we may issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders' interests in us.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, preferred equity securities, which may be senior to our common stock for purposes of dividend distributions or upon liquidation, and Common Units in connection with future acquisitions may materially adversely affect us, including the per share trading price of our common stock.

Our charter provides that we may issue up to 300,000,000 shares of our common stock, $0.01 par value per share, and up to 10,000,000 shares of preferred stock, $0.01 par value per share. Moreover, under Maryland law and our charter, our Board of Directors has the power to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. Similarly, the amended partnership agreement authorizes us to issue an unlimited number of additional Common Units, which may be exchangeable for shares of our common stock. In addition, equity awards representing 806,400 share equivalents are available for future issuance under the 2014 Equity Incentive Plan (with full value awards counting as one share equivalent).

In the future, we may issue debt or equity securities or incur other financial obligations, including stock dividends and shares that may be issued in exchange for Common Units and equity plan shares/units. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will be entitled to receive payments prior to distributions to the holders of our common stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk that our future offerings could reduce the per share trading price of our common stock and dilute their interest in us. In addition, the issuance of Common Units in connection with future acquisitions and the redemption of such Common Units for common stock may be dilutive to our stockholders and could have an adverse effect on the per share trading price of our common stock.

Increases in market interest rates may have an adverse effect on the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution yield, which is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution yield on our common stock or may seek securities paying higher dividends or interest. The market price of our common stock likely will be based primarily on the earnings that we derive from rental income with respect to our farms and our related distributions to stockholders, and not from the underlying appraised value of the farms themselves. As a result, interest rate fluctuations and capital market conditions are likely to affect the market price of our common stock, and such effects could be significant. For instance, if interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease because potential investors may require a higher distribution yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make shares of our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the requirements to:

•	provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act;
•

comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•	comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise;
•	provide certain disclosure regarding executive compensation required of larger public companies in our periodic reports and proxy statements; or
•	hold stockholder advisory votes on executive compensation.

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of this offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

We cannot predict if investors will find shares of our common stock less attractive because we will not be subject to the same reporting and other requirements as other public companies. If some investors find shares of our common stock less attractive as a result, there may be a less active trading market for our common stock, and the per share trading price of our common stock could decline and may be more volatile.

We are obligated to develop and maintain proper and effective internal control over financial reporting. If there are deficiencies in our disclosure controls and procedures or internal control over financial reporting, we may be unable to accurately present our financial statements, which could materially adversely affect us, including our business, reputation, results of operations, financial condition or liquidity.

Effective internal controls are necessary for us to accurately report our financial results. Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal control over financial reporting. There can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Furthermore, as we grow our business, our internal controls will become more complex, and we may require significantly more resources to ensure our internal controls remain effective. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our financial statements that could require a restatement, failing to meet our public company reporting obligations and causing investors to lose confidence in our reported financial information. These events could materially adversely affect us, including our business, reputation, results of operations, financial condition or liquidity.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

The information set forth under the caption “Our Properties” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Sales and Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE MKT, under the symbol “AFCO.” Our common stock began trading on the NYSE MKT on October 20, 2015. As a result, we have not set forth quarterly information with respect to the high and low closing sales prices of our common stock and dividends declared on our common stock for the two most recent fiscal years. The table below sets forth the high and low closing sales prices of our common stock and dividends for the period from October 19, 2015 (the date of the pricing of the Offering) through December 31, 2015:

	High	Low	Distributions Declared
October 19, 2015 – December 31, 2015	$8.00	$6.91	$0.0625

As of March 29, 2016, there were approximately 1,132 registered holders of record of our common stock, as per our transfer agent, American Stock Transfer & Trust Company, LLC.

Dividends

In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to shareholders. We intend to pay dividends on a quarterly basis to holders of our common stock. Any dividend distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors; including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. Distributions declared by us will be authorized by our Board of Directors in its sole discretion out of funds legally available therefore and will be dependent upon a number of factors, including restrictions under applicable law, the capital requirements of our company and the distribution requirements necessary to maintain our qualification as a REIT. See Item 1A. "Risk Factors," and Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations," of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to make distributions to our shareholders.

On December 10, 2015, we declared a quarterly cash dividend of $0.0625 per share of common stock and a quarterly cash distribution of $0.0625 per unit of the Common Units for the fourth quarter of 2015.  The dividend and distribution were paid on December 29, 2015 to stockholders and unitholders, as applicable, of record as of the close of business on December 22, 2015.

On March 2, 2016, we also declared a quarterly cash dividend of $0.0625 per share of common stock and a quarterly cash distribution of $0.0625 per unit of the Common Units for the first quarter ending March 31, 2016. The dividend and distribution are payable on March 31, 2016 to stockholders and unitholders, as applicable, of record as of the close of business on March 21, 2016.

Performance Graph

The following graph is a comparison of the cumulative total shareholder return of our common stock against the cumulative return of the Russell 3000 Index and the Bloomberg Real Estate Investment Trust Small Cap Index for the period from October 19, 2015, the date of the pricing of the Offering, to December 31, 2015. The graph assumes that $100 was invested on October 19, 2015 (the date of pricing of the Offering) in our common stock, the Russell 3000 Index and the Bloomberg Real Estate Investment Trust Small Cap Index, and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
Index	10/19/2015	12/31/2015
American Farmland Company	$100.00	$88.77
Russell 3000	$100.00	$100.36
Bloomberg Real Estate Investment Trust Small Cap Index	$100.00	$99.09

Recent Sales of Unregistered Securities and Used Proceeds from Registered Securities

Sales of Unregistered Securities

None.

Initial Public Offering and Use of Proceeds

On October 19, 2015, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-11, as amended (File No. 333-205260) in connection with the Company’s initial public offering, pursuant to which it registered and sold 6,000,000 shares of the Company’s common stock, including 419,900 shares pursuant to a directed shares program, for an aggregate offering amount of approximately $48 million (the “Offering”). The Offering was completed on October 23, 2015. The net proceeds of the Offering were approximately $39.2 million after deducting the full underwriting discount of approximately $2.79 million and other offering expenses of approximately $6.05 million. The underwriters agreed to forego an underwriting discount in the aggregate of $209,950 on the shares sold pursuant to the directed shares program.

The Offering was underwritten by Deutsche Bank Securities Inc., Citigroup Global Markets, Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC and FBR Capital Markets & Co, as representatives of Janney Montgomery Scott LLC, Oppenheimer & Co., Inc and Wunderlich Securities, Inc.

On October 23, 2015, the Company contributed the net proceeds from the Offering to its Operating Partnership in exchange for Common Units, and the Operating Partnership used $25 million to pay down debt then outstanding under the Company’s revolving credit facilities, $31,900 to redeem our 8% Series A Cumulative Non-Voting Preferred Stock, and $1.5 million to make a deposit on the Sun Dial acquisition.  As of December 31, 2015, $12.7 million proceeds were remaining from the Offering held in cash and cash equivalents (a part of the $14.5 million cash and cash equivalents balance shown on the consolidated balance sheet).  Subsequent to December 31, 2015, an additional $9.8 million of the net proceeds from the Offering were used to partially fund the closing of the Sun Dial acquisition. The remainder of the net proceeds of the Offering will be used for general corporate and working capital purposes, including funding capital expenditures of the Company’s existing farms in accordance with the Company’s investment strategy as described in the Registration Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2015.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	—	—	806,400
Equity compensation plans not approved by stockholders	—	—	—
Total	—	—	806,400

(1)	Represents shares of common stock available for issuance under our 2014 Equity Incentive Plan.

Recent Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the accompanying financial statements and the related notes thereto appearing elsewhere in this annual report.

AMERICAN FARMLAND COMPANY AND SUBSIDIARIES

As of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011

	Historical Consolidated as of and for the years ended December 31,
(all amounts in dollars except for number of shares)	2015	2014	2013	2012	2011
Operating Data:
Total operating revenues(1)	$10,149,036	$7,261,063	$5,715,934	$3,150,707	$1,636,181
Total operating expenses(2)	18,648,070	6,134,862	5,358,836	3,997,379	2,181,513
Total other expense (income)	593,418	117,114	(13,101)	(41,261)	(97,258)
(Loss) income before gain (loss) on sale of assets(3)	(9,092,452)	1,009,087	370,199	(805,411)	(448,074)
Net (loss) income(4)	(9,287,714)	1,056,788	833,677	(805,411)	(448,074)
Less net (loss) income attributable to non-controlling interests	(1,413,105)	346,071	280,226	(94,475)	(28,718)
Net (loss) income attributable to the Company	(7,874,609)	710,717	553,451	(710,936)	(419,356)
FFO attributable to the Company(5)	(6,167,344)	1,932,714	1,212,519	(192,766)	(343,882)
Core FFO attributable to the Company(5)	3,222,218	3,038,965	2,300,625	797,461	136,193
AFFO attributable to the Company(5)	3,267,264	2,986,007	2,277,127	799,379	138,240
Share and Per Share Data(6)
Earnings (loss) per weighted average common share:
Basic and diluted	$(0.65)	$0.07	$0.06	$(0.08)	$(0.06)
Weighted average shares of common stock outstanding:
Basic and diluted	12,041,532	10,404,087	10,039,722	8,984,136	6,529,880
Cash dividends declared per share	$0.250	$0.250	$0.225	$0.100	$—
Balance Sheet Data
Net asset value per share(5)	$10.05	$11.57	$11.07	$10.66	$10.47
Total assets	190,286,101	151,096,812	120,252,460	123,360,910	100,900,398
Total liabilities	31,518,470	31,657,097	3,416,201	2,491,980	675,620
Non-controlling interests in operating partnership	26,396,547	20,561,963	20,466,922	20,448,075	19,584,449
Company stockholders' equity	132,371,084	98,877,752	96,369,337	100,420,855	80,640,329
Total equity	$158,767,631	$119,439,715	$116,836,259	$120,868,930	$100,224,778

(1)	Operating revenues comprise fixed and participating rent, recovery of real estate taxes and other income.
(2)

Total operating expenses for the year ended December 31, 2015 includes $9,794,745 in expenses associated with the Internalization Transaction.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Internalization.”

(3)

(Loss) income before gain (loss) on sale of assets comprises the operating (loss) income less other expense (income) and excludes gain on sale of assets and (loss) income attributable to non-controlling interests.

(4)

Net (loss) income after accounting for gain (loss) on sale of assets of $(29,414), $47,701, $463,478, $0 and $0 in each of the years listed above, respectively, but excludes the income (loss) attributable to non-controlling interests.

(5)

For a definition and a reconciliation of FFO attributable to the Company to net income attributable to the Company, Core FFO attributable to the Company to net income attributable to the Company, and AFFO attributable to the Company to net income attributable to the Company, and a definition and a reconciliation of Net Asset Value to Company stockholders’ equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”  Net asset value per share is calculated based on independent third-party appraised values and gives effect to the cumulative dividends paid through each respective period end.

(6)	For the year ended December 31, 2015, the inclusion of the Common Units is antidilutive to loss per share and has therefore been excluded in the calculation and presentation of loss per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Business” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). These forward-looking statements include information about possible or assumed future results of our business, future events, financial condition or performance, expectations, competitive environment, availability of resources, regulation, liquidity, results of operations, strategies, plans and objectives. These forward-looking statements include, without limitation, statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “forecasts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.  Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;
•	our projected operating results;
•	our ability to obtain future financing arrangements;
•	our understanding of our competition;
•	market trends; and
•	our compliance with tax laws.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information available to us at the time those statements are made or management’s good faith belief as of that time with respect to future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general volatility of the capital markets and the market price of our common stock;
•	economic and other developments including in the state of California, where we have a high concentration of farms;
•	our business strategy;
•	our leverage;
•	our ability to generate sufficient cash flows to service our outstanding indebtedness;
•	our ability to obtain necessary outside financing;
•	availability, terms and deployment of capital;
•	ability to retain and attract qualified personnel;
•	our industry, interest rates or the general economy;
•	the degree and nature of our competition;
•	risks generally associated with real estate acquisitions, dispositions and development;
•	our ability to identify farms to acquire and to complete acquisitions;
•	our ability to successfully integrate acquired farms and to achieve expected cash flow returns;
•	the ability of our farmer tenants to successfully manage their business and pay us contractual rents when due under our leases;
•	our ability to effectively manage growth;
•	our ability to make distributions to our shareholders;

•	our ability to continue to qualify as a REIT;
•	government regulations, tax laws and rates and similar matters;
•	our compliance with laws, rules and regulations; and
•	environmental uncertainties and exposure to natural disasters.

Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information after the date of this Annual Report on Form 10-K, except as required by applicable securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

The following discussion and analysis should be read in conjunction with our combined consolidated financial statements and the related notes included in this report.

Executive Summary

We are an internally managed real estate company focused primarily on the acquisition of a diversified portfolio of permanent crop, specialty/vegetable row crop and commodity row crop farmland, including farmland development located in the U.S. in select major agricultural states. We lease our farms to experienced professional farmer tenants under a variety of lease structures with staggered durations, including fixed and participating leases. As of December 31, 2015, our portfolio was comprised of 18 farms and approximately 16,136 gross acres with more than 21 crop types (over 40 when including sub-varieties), some of which are planted in rotation, in Alabama, Arkansas, California, Florida, Georgia and Illinois.

We were incorporated in Maryland in October 2009, and we have elected to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. We conduct all of our business activities through our Operating Partnership, of which we are the sole general partner.

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

Recent Developments

Initial Public Offering of our Common Stock

On October 19, 2015, we priced the Offering of 6,000,000 shares of our common stock, including 419,900 shares sold pursuant to a directed shares program, at a public offering price of $8.00 per share, which closed on October 23, 2015. The Offering resulted in gross proceeds of approximately $48.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $39.2 million. The underwriters agreed to forego an underwriting discount of $209,950 on the shares sold pursuant to the directed shares program. The Company paid fees of $360,000 and $175,000 to Deutsche Bank Securities, Inc. and FBR Capital Markets & Co. in connection with certain advisory services provided to the Company. On October 23, 2015, the Company contributed the net proceeds from the Offering to its Operating Partnership in exchange for Common Units, and the Operating Partnership used $25 million to pay down debt then outstanding under the Company’s revolving credit facilities, $31,900 to redeem the Company’s 8% Series A Cumulative Non-Voting Preferred Stock, and $1.5 million to make a deposit on the Sun Dial acquisition.  As of December 31, 2015, $12.7 million proceeds were remaining from the Offering held in cash and cash equivalents (a part of the $14.5 million cash and cash equivalents balance shown on the consolidated balance sheet). Subsequent to December 31, 2015, an additional $9.8 million of the net proceeds from the Offering were used to partially fund the closing of the Sun Dial acquisition.

Internalization

We internalized our management concurrent with the Offering and pursuant to a contribution agreement (the “Contribution Agreement”), dated November 25, 2014, by and between us, the Operating Partnership, American Farmland TRS LLC and each of the holders of equity ownership interests in AFA, our previous external manager. As consideration in the Internalization Transaction, the Operating Partnership issued 986,438 Common Units, with an aggregate value of approximately $7.9 million to the members of AFA. Upon completion of the Offering and the Internalization Transaction, we own approximately 83.8% of the Common Units in the Operating Partnership.

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

Our Operating Partnership paid an aggregate of $1,393,776 in management fees, $549,620 in FFO performance fees and $941,359 in Capital Appreciation performance fees to AFA during the period from January 1, 2015 to October 22, 2015. Under the terms of the Contribution Agreement and in connection with the Internalization Transaction, the fees discussed above are no longer payable.

Amended and Restated Sub-Advisory Agreement

Additionally, in connection with the Internalization Transaction, we, AFA and our Operating Partnership entered into an Amended and Restated Sub-Advisory Agreement with our Agricultural Sub-Adviser, to provide us with certain agricultural investment, acquisition and property management services. Under the terms of the Amended and Restated Sub-Advisory Agreement, fees include an acquisition fee of 2% of the gross purchase price of farms acquired by or contributed to our Operating Partnership, which historically had been 1%, and a disposition fee of 1% of the gross sales price of farms sold by our Operating Partnership or its subsidiaries where Capital Agricultural Property Services, an affiliate of our Agricultural Sub-Adviser, is not used as the selling broker. Further, fees payable to our Agricultural Sub-Adviser include a management fee of 1% per annum payable quarterly in arrears based on the gross asset value of our Operating Partnership as of each calendar quarter-end.  Prior to the Internalization Transaction, any fees payable to the Agricultural Sub-Adviser were borne by AFA and not by our Operating Partnership or the Company. Historically, this fee was equal to (i) one-quarter of 1% of the gross asset value of our Operating Partnership as of the end of the preceding quarter in respect of the partnership interests held by us and any other partners other than AFA, Optima and their respective owners, and (ii) one-quarter of 0.5% of the gross asset value of our Operating Partnership as of the end of the preceding quarter in respect of partnership interests held by AFA, Optima and their respective owners. Due to a combination of monies raised and properties acquired, including the Sun Dial acquisition which closed in January 2016 (which was under contract at year-end), we believe that we are no longer obligated for any make-whole payments to our Agricultural Sub-Adviser as set forth in the Amended and Restated Sub-Advisory Agreement.

Lease Renewals

As of the date of this filing, we have executed lease renewals with the tenants on our Pleasant Plains Farm, Tillar Farm, Kane County Farms, Condor Ranch and Sandpiper Ranch. Leases with the tenants on the first tranche of Kimberly Vineyard, Macomb Farm, Sweetwater Farm, Tillar Farm, Quail Run Vineyards and Falcon Farms are set to expire in 2016 and will need to be renewed for 2017. We expect to commence lease negotiations with these tenants later this year.

Acquisitions or Properties under Contract

The Company completed two acquisitions of permanent crop properties during 2015, each during the third quarter, amounting to an aggregate purchase price of $25.1 million.  The second tranche of Golden Eagle Ranch, consisting of 135 gross acres and 130 tillable acres of almonds, was acquired on August 18, 2015 for $5.2 million. Kingfisher Ranch, consisting of 623 gross acres and 511 tillable acres of pistachios was acquired on August 21, 2015 for $19.9 million.

On December 17, 2015, wholly-owned subsidiaries of the Company entered into three binding purchase and sale agreements with Sun Dial Farms, LLC and affiliates (the “Sellers”) to buy seven mature permanent crop farmland properties (the Sun Dial acquisition) aggregating to 2,186 gross acres and 1,729 net plantable acres.

Subsequent to year end, on January 27, 2016, wholly-owned subsidiaries of the Company completed the Sun Dial acquisition for a combined gross purchase price of $63.5 million, excluding transaction costs.  The Sun Dial acquisition substantially increased the Company’s farmland assets by approximately 30% (as measured by appraised value).  The seven acquired properties are located across multiple counties in California, each with its own on-site well(s) and / or surface water, and will be operated as four distinct farms, with properties grouped into a particular farm based on crop type and location.   Crops planted include almonds, lemons, mandarins and several other fresh citrus varieties as well as a small planting of prunes.

The properties were previously owner-occupied and, as a result, do not have a prior leasing history.  Upon closing, the Company entered into four separate participating leases with affiliates of the Sellers, which are expected to provide a blended first year fixed base rent yield of approximately 5% of the purchase price, with the potential for additional income from formulaic participation in the crop revenue above a fixed threshold and with the base rent and fixed threshold each having annual escalators.  Affiliates of the Sellers are also the tenants on the Company’s Golden Eagle Ranch property.  The acquisition was funded from cash on hand and additional borrowings under the Company’s existing revolving credit facilities.

Financial Executive Hire

On December 11, 2015, the Board of Directors of the Company appointed Andreas Spitzer, age 45, to serve as the Company’s Executive Vice President, Finance, effective January 11, 2016. Further, Mr. Spitzer will transition to, and serve as the Company’s Chief Financial Officer during 2016. Currently and until Mr. Spitzer’s transition to Chief Financial Officer, Geoffrey M. Lewis has been and will continue to be the Company’s Chief Financial Officer and Treasurer, positions he has held since the Company’s inception in 2009. He will remain as an executive officer and director of the Company following Mr. Spitzer’s transition to Chief Financial Officer.

Additional Credit Facility

On December 22, 2015, our Operating Partnership entered into a loan agreement to provide for an additional secured revolving credit facility in the aggregate amount of $15.0 million, thereby bringing our total borrowing capacity under our four credit facilities to $90 million.  As of December 31, 2015, $27.2 million was outstanding under these four credit facilities. A discussion of these facilities is contained in “– Liquidity and Capital Resources – Credit Facilities.”

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

Supply of Arable Farmland and Agricultural Crops

We believe that the global supply of arable land will continue to be limited in the future due to the finite nature of land resources generally. Even with technological advances improving productivity, the availability of arable land for agricultural use continues to diminish, and with an expectation of the global population continuing to expand, the amount of arable land per capita is expected to continue to decline in the future. Additionally, increased urbanization of rural lands as well as land erosion, desertification and degradation, particularly outside of the United States, will also contribute to a reduction in the supply of farmland and potentially increase foreign dependence on agricultural imports from regions such as the U.S. We believe these constraints on the supply of arable farmland will result in increases in the value of farmland.

The global supply of arable land and the productivity of such land is adversely affected by the scarcity of water in many irrigated growing regions, both globally and within the U.S. For example, a significant portion of the U.S. has experienced severe drought conditions over the past few years, most recently in the Pacific region, including a majority of California. While such conditions could have negative short-term impacts on U.S. agriculture, including less crop production, increased competition for farmland due to distressed sales and lower farm income, from a long-term perspective, we believe a strategy of holding diversified assets both geographically and on a commodity basis may help to mitigate losses in any one area or crop type. Further, leased farmland may benefit from rental payments and crop insurance even in periods of lower than normal crop production.

In addition, there is often a related and mitigating relationship between crop supply and crop prices in certain crop types or regions. Typically, where there are concerns over supply due to a weather event (i.e. drought or frost) prices will increase, insulating overall gross revenues from potential decreases related to supply concerns. In times of weather uncertainty, properties with higher quality water access and/or soils tend to be more resilient to downturns in value and, accordingly, water and soil quality, along with water availability, are integral components of our pre-acquisition analysis. In that respect, all of our California farms have wells that are either onsite or shared and/or have access to surface water for which we have deeded or contractual rights. Consequently, our tenants have been able to reap the benefits of such increased crop prices, which has led to increases in our revenue under participating lease or crop share lease structures. The continuance of the current drought or an increase in its severity or the occurrence of additional weather events, including droughts in other regions, may further impact the productivity and supply of arable farmland.

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

The following table summarizes the leases in place as of December 31, 2015 across our farm portfolio and identifies the lease type and lease expiration.  Participating leases can be based on a crop share or can be comprised of fixed base rent and formulaic participating components; all of our current participating leases have both fixed base rents and participating components.

Property Name	Crops	County, State	Lease Type	Lease Term	Lease Expiration		Remaining Term at December 31, 2015 (Years)	2015 Fixed & Participating Rent
Permanent Crop:
Kimberly Vineyard (tranche 1)	Wine grapes	Monterey, CA	Participating	3 year	10/31/2016		0.8	$156,114
Kimberly Vineyard (tranche 2)	Wine grapes	Monterey, CA	Participating	5 year	10/31/2019		3.8	450,540
Golden Eagle Ranch (tranche 1)	Almonds	Stanislaus, CA	Participating	5 year	11/30/2019		3.9	3,898,241
Golden Eagle Ranch (tranche 2)	Almonds	Merced, CA	Participating	5 year	11/30/2019	(1)	3.9	72,761
Quail Run Vineyard	Wine grapes	Monterey, CA	Participating	2 year	10/31/2016	(2)	0.8	479,258
Blue Heron Farms	Walnuts	Kings, CA	Participating	3 year	11/30/2017		1.9	528,959
Falcon Farms	Pecans	Dougherty, GA; Lowndes, AL	Participating	2 year	11/30/2016		0.9	282,282
Kingfisher Ranch	Pistachios	Fresno, CA	Participating	6 year	10/31/2020		4.8	973,162
Total Permanent Crop:								6,841,317
Specialty/Vegetable Row:
Sweetwater Farm	Varied	Jackson, FL	Fixed	3 year	12/31/2016		1.0	380,300
Sandpiper Ranch	Strawberries/ Vegetables	Santa Cruz, CA	Fixed	3 year	12/31/2018		3.0	390,600
Total Specialty/ Vegetable Row:								770,900
Commodity Row:
Pleasant Plains Farm	Corn/Soybeans	Douglas, McLean, Cass, Morgan & Sangamon, IL	Fixed	3 year	12/31/2018		3.0	503,730
Macomb Farm	Corn/Soybeans	McDonough, IL	Fixed	3 year	12/31/2016		1.0	180,200
Tillar Farm	Cotton/ Rice/ Corn/Soybeans	Drew, AR	Fixed	1 year	12/31/2016		1.0	208,500
Kane County Farms	Corn/Soybeans	Kane, IL	Fixed	3 year	12/31/2018		3.0	702,348
Total Commodity Row:								1,594,778
Development:
Roadrunner Ranch	Citrus	Tulare, CA	—	—	—		—	—
Condor Ranch	Avocados/ Lemons	Ventura, CA	Participating	3 year	10/31/2018	(3)	2.8	113,119
Grassy Island Groves	Citrus	Okeechobee, FL	—	—	—		—	263,194	(4)
Blue Cypress Farm(5)	Varied	Brevard, FL	—	—	—		—	—
Hawk Creek Ranch	Pistachios	Yolo, CA	—	—	—		—	—
Pintail Vineyards	Wine grapes	Yolo, CA	—	—	—		—	(1,922)
Total Development:								374,391
TOTAL:								$9,581,386

(1)

The leasable acres on Golden Eagle Ranch (tranche 2), which is leased to the same tenant as Golden Eagle Ranch (tranche 1), were incorporated into the existing Golden Eagle Ranch (tranche 1) lease by addendum; no separate lease was executed.

(2)

The tenant at Quail Run Vineyard began leasing an incremental block for the 2016 crop year, which lease will expire in 2016, concurrent with the expiration of the lease for the other blocks. This block was previously leased to another tenant.

(3)	The current lease for Condor Ranch provides for all acres, whether currently commercial, in transition or still under development, to fold into the lease during the lease term.

(4)

The 2015 revenues at Grassy Island Groves pertain to a directly operated section of farmland while the property is under development.  These revenues are classified as Fixed rent in the consolidated financial statements.

(5)	Blue Cypress Farm development was completed subsequent to December 31, 2015, and a short term lease covering the 2016 growing season was executed with a new tenant in the first quarter of 2016.

We generally use fixed leases of one to three years for our specialty/vegetable and commodity row crop farms, which typically include annual percentage or dollar escalators in some cases for leases of more than one year in duration. These fixed leases provide stability for our revenues and a level of protection against many risks inherent in farming operations, such as weather, drought or shorter-term crop fluctuations. These events generally have only a short-term adverse impact on the farmland because of the ability to replant crops or switch crops the next year. Rental payments for fixed leases on row crops are typically made on an annual basis and are either paid in advance in-whole or semi-annually, with 50% being made in advance of planting and 50% being paid just prior to or post harvest.

Due to the short term nature of these fixed leases on specialty/vegetable and commodity row crop farms, in any given year we may have multiple leases up for renewal or extension. We had nine leases on five properties (Sandpiper Ranch, Condor Ranch, Pleasant Plains Farm, Tillar Farm and Kane County Farms), with some farms having multiple leases, that expired in 2015 that collectively accounted for 20.0% of our fixed and participating rent for the year ended December 31, 2015, all of which have been renewed. In general and based on our prior experience, lease renewal rates are impacted by a variety of factors including: (i) typically being renewed in a manner that follows the land value change over the span of the lease (i.e., if a lease has a three year term, and in those three years, the value of property increases by 20%, the renewed lease will similarly adjust the rental payment), (ii) crop price trends, (iii) revenue and expense expectations and (iv) public rental data for comparable farms, if known.  Sandpiper Ranch, which has a fixed lease, and the mature portion of Condor Ranch, which has a participating lease with a base rent, are located in the USDA Pacific region, where the crops produced have seen increased demand and prices. Accordingly, we were able to renew each of the leases associated with these farms at more favorable rental rates. Our Pleasant Plains Farm, Tillar Farm and Kane County Farms, are located in the USDA Corn Belt and Delta regions, both of which have experienced a softening in commodity prices. On our Pleasant Plains Farm and Kane County Farms, this adversely impacted our ability to negotiate rental rates at equal or more favorable terms, and we will experience a modest year over year decrease in fixed rent owed to us in 2016. However, due to the high quality soils on these farms, rental rates declined less than those of lower quality farms in the region.  On our Tillar Farm, we were able to negotiate a 2016 rental rate at equal terms to the year prior. See “Recent Developments-Lease Renewals” above.

For permanent crop farms, we typically use participating leases because the ability to share in favorable crop prices compensates for the increased risks of owning and developing permanent farmland, which takes several years to yield revenue-producing crops and which can suffer long-term damage from weather events. These leases typically require the tenant to pay a base rent and, after a threshold that allows the tenant to recoup agricultural expenses, revenues are shared formulaically based on one or multiple factors pursuant to the applicable lease. These leases are typically longer-term in nature (four to six years), and have multiple payment installments, some for base rent amounts and others for the participating component. Revenues from participating leases exhibit more variability around fluctuating crop prices and harvest cycles and are subject to seasonality, the timing of crop harvests or when revenues are recognized or received. We expect such variability to continue as long as we continue to use such lease types.

Farms with fixed leases of multiple-year durations are less susceptible to the immediate impacts of changes in crop prices. However, land values for commodity row crop farms and resulting market rental rates are generally impacted by the overall three year average of commodity crop prices, and perhaps sooner in times of notable price volatility. For leases where there is a participating or contingent revenue component, impacts of changing crop prices will have a more direct impact on revenues. Although annual fixed rental payments under our leases will not be based on the quality or profitability of our tenants’ harvests, any of these factors could adversely affect our tenants’ ability to meet their obligations to us and our ability to lease or re-lease farms on favorable terms.   However, crop insurance which is federally provided for commodity row crops and which we mandate our tenants to obtain with respect to permanent crops, is an important mitigant in adverse years.

Rental revenue from larger farms will have a direct bearing on our overall revenues. For example, our Golden Eagle Ranch property was responsible for 41.4% of our 2015 fixed and participating rent, which represents rent received for the year ended December 31, 2015 and includes certain rent from participating leases for the 2014 crop year that was not recognized in 2014, but does not include rent still to be paid under participating leases for the 2015 crop year that will be recognized in 2016.

Development Farms

Six of our farms are either completely or in majority under development and one farm is partially, but less than a majority, under development at present. The six farms that are completely (or in majority) under development include Roadrunner Ranch, Condor Ranch, Blue Cypress Farm, Hawk Creek Ranch, Pintail Vineyards and Grassy Island Groves. In addition, our Quail Run Vineyard is partially, but less than a majority, under development. Portions of our other farms may contain young non-mature acres that are not yet commercially productive, but are not included in the development segment as such farms do not require the continued capital expenditures associated with development, and such development acreage represents a minority of the property acreage. Rental revenues will not be generated on these farms until they become commercially productive, and for farms that are in partial development, any revenues may be offset to a varying degree from development capital expenditures. We expect our current farms under development to become commercially productive and leased to tenants between 2016 and 2019, depending on each property’s current stage of development and the crop type for which it is being developed, with the exception of one pistachio farm expected to be commercially productive and leased to a tenant in 2021. Our Blue Cypress Farm became commercially productive in 2016 and is currently leased to a tenant for a one-year period on a fixed base rent basis, for one crop season in 2016 with an option to renew after the first crop season, with a first crop anticipated later in 2016. While development farms represent one of the four main sub-categories of crop types, our current intent is to seek to acquire income producing farms in order to ensure adequate income generation; therefore, our level of capital expenditures as a percentage of total asset value is expected to decline going forward.

Capital Expenditures

In connection with our development and redevelopment farms, as well as due to regular operating maintenance costs, 2015 capital expenditures were approximately $8.5 million before revenue offsets. We currently estimate approximately $6.3 million before revenue offsets in remaining capital expenditures, of which approximately $3.7 million is planned for 2016, to complete our existing development projects on our Roadrunner Ranch, Condor Ranch, Quail Run Vineyard, Grassy Island Groves, Blue Cypress Farm, Hawk Creek Ranch and Pintail Vineyards, which include cultural costs incurred for crops that are producing, but not at commercially productive or leasable levels. Additionally, we currently estimate approximately $3.1 million before revenue offsets in remaining capital expenditures, of which approximately $1.6 million is planned for 2016, for redevelopment and partial development projects on our Golden Eagle Ranch, Falcon Farms and Kingfisher Ranch. Thereafter, we would expect our capital expenditures related to our development and redevelopment farms to decline as we are focusing on acquiring more crop producing farms and fewer development farms until more of our existing development projects are complete.

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

During the fourth quarter of 2015, the Company recorded an expense pertaining to the Internalization Transaction amounting to $9.8 million, shown as “Internalization expense” in the consolidated statements of operations.  The total expense was comprised of the $7.9 million fair value of the 986,438 Common Units issued to the owners of AFA, the Company’s previous external manager, $1.0 million in net liabilities assumed (primarily comprised of the legacy performance fees due to the Agricultural Sub-Adviser), and $0.9 million of transaction costs.  The “Internalization expense” recorded in the fourth quarter of 2015 is a one-time expense, and the Company has added this expense back to Funds from Operations attributable to the Company (FFO) in the calculation of Core Funds from Operations attributable to the Company (Core FFO) and AFFO.  The Internalization expense was allocated based on the percentage ownership of the Operating Partnership prior to the Offering.  Following the consummation of the Offering, the Company will no longer incur expenses which have previously been recorded as “Management and performance fees-related party”, in the consolidated statements of operations.

We also incurred and will incur ongoing costs of running a public company, including, among others, costs associated with employing our personnel, compensation of non-employee directors, and compliance costs.

Crop Prices

Crop prices are impacted by a variety of factors, including, among others, global production and demand estimates, adverse weather conditions, crop disease in important global farming regions, changes in government regulations and policy, fluctuations in global wealth, currency fluctuations, changes in foreign trade and export markets, and military conflicts. Any of these factors may result in crop price volatility, which may either positively or negatively impact the value of our tenants’ crop yields. Prices for many commodity row crops, particularly corn, experienced significant declines in 2013 through 2015, but we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that those declines in prices for commodity row crops represent a correction to historical norms (adjusted for inflation) after a period of heightened prices stemming in part from the drought that impacted crop supply in the Midwest in 2012, and we believe that long-term growth trends in global population will result in increased prices for commodity row crops over time. Additionally, these declines in commodity row crop pricing have been offset by record crop production and strong permanent crop prices in other regions during certain periods in that time range. With respect to permanent crop prices, almonds and walnuts have declined from record high prices exhibited in 2013 – 2015 and are trading closer to historical averages. Prices for other permanent crops such as pistachios and citrus are currently trading above historical averages. While we anticipate prices for crops will generally increase over the long-term due to overarching global trends in population growth and declining supply of arable land, there may be future price variability for the reasons discussed above.

Seasonality

Our revenues are also impacted by the seasonality of crop harvests and the timing of when revenue is recognized in connection with such harvests (which can be impacted by exogenous factors including, among others, weather, fluctuations in crop prices and the alternate-bearing nature of certain permanent crops, like pistachios and avocados), as the leases for our permanent crops have both fixed and participating components, with the participating component tied to a percentage of gross revenue generated by a crop yield or a share of the crop yield. As of December 31, 2015, we had seven farms that are subject to participating leases, and we expect to use similar leasing structures in the future. Payments under such leases are made two to four times annually, with some payments being made in the year subsequent to the relevant harvest, which causes revenue to be concentrated unevenly in the fourth, first and second quarters of each year, varying in amount and timing from year to year.

For our Kimberly Vineyard, Quail Run Vineyard and Kingfisher Ranch, the seasonal distribution of our revenue from participating leases was in majority recognized in the fourth quarter of 2015. Pistachios, which are planted on Kingfisher Ranch, are generally harvested in the fall with crop sales (and thus the Company’s participating rents) typically occurring and being recognized in both the fourth quarter of the harvest year as well as into the following year. However, Kingfisher Ranch experienced a weak 2015 production yield and, accordingly, the tenant pursued insurance claims under its crop insurance policies which were settled in full in the fourth quarter of 2015 and resulted in the Company’s recognition of higher than otherwise expected participating revenues in 2015 for Kingfisher Ranch (i.e., in the event of a normal crop, a portion of the 2015 crop yield would have been recognized as 2016 participating revenues, but due to the insurance settlement, substantially all 2015 crop revenues were recognized in 2015).  The full insurance settlement recognition in 2015 will result in little to no 2016 participating revenues at Kingfisher Ranch for the 2015 crop.  In addition, our Golden Eagle Ranch generated strong participating revenues in 2015 due to the strength of the 2014 crop production as well as high almond prices throughout the majority of 2015 when the 2014 crop was sold by the tenant.  However, the 2015 crop at Golden Eagle Ranch was significantly lower than the 2014 crop due to poor growing conditions.  Lower 2015 farm production combined with a more recent decline in almond prices is expected to result in substantially lower participating rents from Golden Eagle Ranch in 2016 than were recorded in 2015.  Due to the year over year decline in participating rents expected from Golden Eagle Ranch during 2016, the Company expects 2016 operating revenues generated from same-property farms to be lower in 2016 than in 2015.  Variability in crop revenues from year to year is common in the farming industry, and we therefore expect variability in our rents that derive from participating lease types to continue going forward. For 2016, we also expect that seasonality will continue to impact our results of operations and revenues and that, on average, the fourth calendar quarter of the current year and the first and second calendar quarters of the following year should be expected to receive a disproportionate revenue share, although the timing may vary.

Reportable Segments

We operate our business in four reportable segments: Permanent Crop, Specialty/Vegetable Row Crop, Commodity Row Crop and Development.

Permanent Crop Segment

As of December 31, 2015, our permanent crop segment consisted of our Kimberly Vineyard, Golden Eagle Ranch, Quail Run Vineyard, Blue Heron Farms, Falcon Farms and Kingfisher Ranch properties, with an aggregate of 3,710 tillable acres and 4,640 gross acres.  However, 77 acres of Quail Run Vineyard are currently subject to development. The leases for these farms terminate between 2016 and 2020.  Leases with the tenants on the first tranche of Kimberly Vineyard, Quail Run Vineyards and Falcon Farms are set to expire in 2016, and we expect to begin negotiating renewals for these properties in advance of their expiration. Farms in our permanent crop segment are generally subject to participating leases, under which a part or all of the rent is derived from participation in crop revenues or a share of the final crop, often with a fixed base rental amount, and which tend to have longer lease terms of three to five years.

Specialty/Vegetable Row Crop Segment

As of December 31, 2015, our Specialty/Vegetable Row Crop segment consisted of our Sandpiper Ranch and Sweetwater Farm properties, with an aggregate of 1,608 tillable acres and 1,808 gross acres. The leases for these farms terminate in 2016 and 2018. The lease with the tenant on our Sweetwater Farm is set to expire in 2016, and we expect to begin negotiating a renewal for this property in advance of its expiration. Farms in our Specialty/Vegetable Row Crop segment are generally subject to fixed leases, with maturities of one to three years that typically include built-in annual escalators at a fixed dollar or percentage amount.  Subsequent to December 31, 2015, development of our Blue Cypress Farm property was completed and we executed a one-year / 2016 crop season lease with a tenant.  Accordingly, the property will be moved from the Development Segment to the Specialty/Vegetable Row Crop Segment for future periods.

Commodity Row Crop Segment

As of December 31, 2015, our Commodity Row Crop segment consisted of our Pleasant Plains Farm, Macomb Farm, Kane County Farms and Tillar Farm, with an aggregate of 4,446 tillable acres and 4,726 gross acres. The leases for these farms terminate in 2016 and 2018. Leases with the tenants on Macomb Farm and Tillar Farm are set to expire in 2016, and we expect to begin negotiating renewals for these properties in advance of their expiration. Farms in our Commodity Row Crop segment are generally subject to fixed leases, with maturities of one to three years that may include built-in annual escalators at a fixed dollar or percentage amount.

Development Segment

As of December 31, 2015, our Development segment consisted of our Blue Cypress Farm, Roadrunner Ranch, Condor Ranch (of which a minority 68 mature acres are subject to participating leases), Grassy Island Groves, Pintail Vineyards and Hawk Creek Ranch properties, with an aggregate of 3,487 tillable acres and 4,962 gross acres. Development farms for permanent crops generally will not generate lease income for periods of between four and seven years, depending on the crop, with certain permanent crop types, like pistachios, taking up to nine years, with others, like conversions of an orchard to a vegetable farm taking one to three years, and will generally be considered to be development farms until commercially productive. As of December 31, 2015, five of these farms are expected to become mature and productive in the next four years, including 77 acres of Quail Run Vineyard that are currently subject to development, but which is not included in this segment as the majority of the farm is mature and crop producing. Our Blue Cypress Farm completed development subsequent to December 31, 2015, and as of the date of this filing we have entered into a short term lease with a tenant covering the 2016 crop season.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Investments in Real Estate

Investments in real estate consist of farmland and improvements made to the farmland, consisting of buildings; wells, irrigation and drain systems; and trees and vines acquired in connection with the land purchase. Investments in real estate are recorded at cost. Improvements, replacements and costs of development for new trees and vines, or the repurposing of raw land, are capitalized when they extend the useful life or improve the efficiency of the asset. Costs of repairs and maintenance are expensed as such costs are incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives range from seven to eighteen years for land improvements, twenty-five to thirty years for buildings, five to thirty years for trees and vines, and five to eight years for fixtures and equipment.

Impairment

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

We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis. We concluded that none of our properties were impaired as of December 31, 2015, 2014 or 2013, and we will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on real estate assets since our inception. This evaluation is subjective and is based in part on management's judgment and assumptions, which could differ materially from actual results.

Revenue Recognition

All leases on farms are classified as operating leases and the related base or fixed rental income from the farms is recognized on a straight-line basis commencing from the effective date of the lease or the acquisition date of the property in the case of in-place leases on properties acquired. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rent receivable. Participating rent is recorded when all contingencies have been resolved such that the tenant is entitled to gross revenues from a packing house, wine producer, shipper, huller processor or other marketing, processing or distributing entity which enables us to estimate and/or measure our share of such gross revenues. As a result, depending on the circumstances described above for a particular lease, in certain instances, participating rent will be recognized by us in the year the crop was harvested, and in other instances, participating rent will be recognized partially in the year of the harvest and the balance in the year following the harvest, or entirely in the year following the harvest.

Purchase Price Allocation

In some cases, we acquire farmland without a lease in place with newly-originated leases where the seller or related party is not the tenant or in sale-leaseback transactions with newly-originated leases. These transactions are accounted for as asset acquisitions under Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” In the case of an asset acquisition, the transaction costs incurred are capitalized as part of the purchase price of the asset.

Other acquisitions involve the acquisition of farmland that is already being operated as rental property and has a lease in place that is assumed at the time of acquisition, which are considered to be business combinations under ASC 805 “Business Combinations.” ASC 805 requires that all transaction costs related to the acquisition be expensed as incurred, rather than capitalized.

Whether an acquisition is treated as an asset acquisition under ASC 360 or business combination under ASC 805, the purchase price must be allocated to the tangible assets acquired and liabilities assumed (if any) consisting of land, buildings, improvements, trees and vines, long-term debt (if any), and identifiable intangible assets and liabilities, typically the value of any in-place leases, as well as above-market and below-market leases, based in each case on their fair values.

Management's estimates of fair value are made using methods similar to those used by independent appraisers, such as a sales comparison approach, a cost approach, and an income capitalization approach (utilizing a discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical, expected lease-up periods, taking into consideration current market conditions and costs to execute similar leases and the commodity prices for the crops grown and productivity on such properties, where the lease will include a participation in the gross revenues earned by the tenant. Management also considers information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rental income at market rates during the hypothetical, expected lease-up periods, which primarily range from 3 to 12 months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including legal and other related expenses, to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. Management allocates purchase price to the fair value of the tangible assets and liabilities of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, buildings, improvements and trees and vines based on management's determination of the fair values of these assets.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in- place leases, measured over a period equal to the remaining, non-cancelable term of the lease. When determining the non-cancelable term of the lease, fixed-rate renewal options, if any, are evaluated to see if they should be included. The fair value of capitalized above-market or below-market lease intangibles, if any, is included in the accompanying consolidated balance sheets as part of other assets or other liabilities, and is amortized into rental income over the remaining, non-cancelable term of the lease. Prior to 2013, all acquired leases were determined to be at market. In connection with one of our 2013 acquisitions, we allocated $125,000 of the purchase price to a below-market lease, which terminated December 31, 2014. As of December 31, 2015, we had no above-market or below-market lease intangibles.

Income Taxes

For taxable years ended December 31, 2009 through December 31, 2011, the Company was taxed as a regular C corporation. However, it did not incur any U.S. federal income tax during those periods. The Company elected to be treated as a REIT for U.S. federal income tax purposes, commencing with and in connection with the filing of its federal income tax return for the taxable year ended December 31, 2012. The Operating Partnership qualifies as a partnership for U.S. federal income tax purposes.  Additionally, we consolidate within our financial statements two TRS entities, American Farmland TRS LLC and AFCO CA TRS LLC.

We operate in a manner intended to enable us to qualify as a REIT under Sections 856-860 of the Code. Under these sections, in general, a REIT, which distributes at least 90% of its REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to its stockholders each year and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. We pay certain state taxes, which were not significant in 2015.

The Company is subject to U.S. federal income taxation in the event it generates taxable income from prohibited transactions.  The consolidated statement of operations for the year ended December 31, 2015 includes $165,848 as a provision for income taxation resulting from prohibited transactions.  The prohibited transactions arise from revenue received from trees on farms undergoing development before the trees are fully matured and commercially productive.

The GAAP authoritative guidance for uncertainty in income taxes requires us to determine whether a tax position of ours is more likely than not to be sustained upon examination by the applicable taxing authority, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement, which could result in us recording a tax liability that would reduce net assets. We review and evaluate positions in our major jurisdictions and determine whether or not there are uncertain tax positions that require financial statement recognition. Based on management's analysis, we have not recorded any income tax liabilities for uncertain tax positions as of December 31, 2015.

Management does not believe that we have any tax positions for which it is reasonably possible that the Company will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

New or Revised Accounting Standards Not Yet Effective

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) (“ASU 2014‑08”). ASU 2014‑08 changes the criteria for a disposal to qualify as a discontinued operation and requires additional disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014‑08 was effective for us on January 1, 2015. This pronouncement has had no impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”). ASU 2014‑09 provides additional guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (4) licenses, (5) time value of money and (6) contract costs. Further disclosures will be required to provide a better understanding of revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. ASU 2014‑09 is effective for us on January 1, 2018, with early adoption permitted as of January 1, 2017. We are currently evaluating the impact ASU 2014‑09 will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014‑15, Presentation of Financial Statements Going Concern (Subtopic 205‑40) (“ASU 2014‑15”). ASU 2014‑15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is still present and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014‑15 is effective for us on January 1, 2017, with early adoption permitted. We are currently evaluating the impact ASU 2014‑15 will have on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015‑02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015‑02”). ASU 2015‑02 significantly changes the consolidation analysis required under U.S. GAAP.  The new standard changes the way a reporting entity evaluates whether (a) limited partnerships and similar entities should be consolidated, (b) fees paid to decision makers or service providers are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. ASU 2015-02 is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. We intend to adopt this pronouncement in 2016, and do not anticipate a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. We intend to adopt this pronouncement in 2016, and do not anticipate a material impact on our consolidated financial statements. We currently have a borrowing under credit facilities and the related costs of such credit facilities will be deferred and presented as an asset.

In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. ASU 2015-15 was effective immediately. We have assessed the impact of ASU 2015-15 and identified no material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which pertains to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Any adjustments should be calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We intend to adopt this pronouncement in 2016, and do not anticipate a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact ASU 2016‑02 will have on our consolidated financial statements.

Emerging Growth Company Status

We are an ‘‘emerging growth company,’’ as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not ‘‘emerging growth companies,’’ including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have not yet made a decision as to whether we will take advantage of any or all of these exemptions. We may take advantage of these provisions until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.0 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the Offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which we are deemed to be a ‘‘large accelerated filer’’ under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, the JOBS Act also provides that an “emerging growth company’’ can take advantage of the extended transition period provided in the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. We have irrevocably elected not to take advantage of this extended transition period to comply with new or revised financial accounting standards.

Results of Operations

Comparison of the Year ended December 31, 2015 to the Year ended December 31, 2014

Consolidated Results

Our operating revenues for the periods presented were significantly impacted by acquisitions made during the years ended December 31, 2015 and 2014.  To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues for our same-property portfolio, which includes only farms (and the specific tranches of farms, in cases where multiple properties acquired at different times have been aggregated into one farm) owned by us for the entirety of both periods presented.  The same-property portfolio for the year ended December 31, 2015 consisted of 16 farms, including four additional farms that were added to the same-property portfolio versus the prior year’s same-property portfolio, which were Blue Heron Farms, Blue Cypress Farm, Hawk Creek Ranch, and Pintail Vineyards, all properties which were acquired during 2013.

The same-property portfolio for the years ended December 31, 2015 and 2014 consists of our Kimberly Vineyard (first tranche), Golden Eagle Ranch (first tranche), Quail Run Vineyard, Blue Heron Farms, Sweetwater Farm, Sandpiper Ranch, Pleasant Plains Farm, Macomb Farm, Tillar Farm, Kane County Farms, Condor Ranch, Roadrunner Ranch, Grassy Island Groves, Blue Cypress Farm, Hawk Creek Ranch (including the second tranche acquired in February 2014, the inclusion of which has an immaterial impact on same-property amounts) and Pintail Vineyards properties.

The following four properties are excluded from our same-property portfolio for the years ended December 31, 2015 and 2014: Golden Eagle Ranch (second tranche), Kingfisher Ranch, Falcon Farms, and Kimberly Vineyard (second tranche).  These properties were acquired either during 2015 or 2014 and were therefore not owned by us for the entirety of both periods.

	Year Ended December 31,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$5,273,436	$3,289,130	$1,984,306	60.3%
Same-property portfolio	4,403,348	3,268,451	1,134,897	34.7%
Participating rent	4,307,950	3,608,309	699,641	19.4%
Same-property portfolio	3,399,292	3,608,309	(209,017)	(5.8)%
Recovery of real estate taxes	484,983	310,643	174,340	56.1%
Same-property portfolio	350,695	310,643	40,052	12.9%
Other income	82,667	52,981	29,686	56.0%
Same-property portfolio	62,667	52,981	9,686	18.3%
Total operating revenues	10,149,036	7,261,063	2,887,973	39.8%
Same-property portfolio	8,216,002	7,240,384	975,618	13.5%
OPERATING EXPENSES:
Depreciation	2,027,091	1,530,911	496,180	32.4%
Same-property portfolio	1,644,700	1,522,118	122,582	8.1%
Management and performance fees-related party(1)	2,884,756	2,528,255	356,501	14.1%
Property operating expenses	1,594,177	1,351,655	242,522	17.9%
Same-property portfolio	1,239,380	1,333,786	(94,406)	(7.1)%
Acquisition-related expenses	—	44,712	(44,712)	(100.0)%
Professional fees	1,020,882	406,008	614,874	151.4%
Internalization expense	9,794,745	—	9,794,745	100.0%
Sub-advisory fees	413,930	—	413,930	100.0%
General and administrative expenses	912,489	273,321	639,168	233.9%
Total operating expenses	18,648,070	6,134,862	12,513,208	204.0%
OPERATING (LOSS) INCOME	(8,499,034)	1,126,201	(9,625,235)	(854.7)%
OTHER EXPENSE:
Interest income	(1,404)	(1,980)	576	(29.1)%
Interest expense and financing costs	594,822	119,094	475,728	399.5%
Total other expense	593,418	117,114	476,304	406.7%
(LOSS) INCOME BEFORE (LOSS) GAIN ON SALE OF ASSETS	(9,092,452)	1,009,087	(10,101,539)	(1001.1)%
(Loss) gain on sale of assets	(29,414)	47,701	(77,115)	(161.7)%
(LOSS) INCOME BEFORE INCOME TAXES	(9,121,866)	1,056,788	(10,178,654)	(963.2)%
Income tax provision	165,848	—	165,848	100.0%
NET (LOSS) INCOME	(9,287,714)	1,056,788	(10,344,502)	(978.9)%
Less net (loss) income attributable to non-controlling interests	(1,413,105)	346,071	(1,759,176)	(508.3)%
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(7,874,609)	$710,717	$(8,585,326)	(1208.0)%

(1)

Performance fees refer to components of the compensation payable to AFA as our external manager pursuant to the terms of our Operating Partnership’s agreement of limited partnership. Following the Internalization Transaction, payment of these amounts ceased.

Total Operating Revenues

Total operating revenues increased $2,887,973, or 39.8%, from $7,261,063 for the year ended December 31, 2014 to $10,149,036 for the year ended December 31, 2015. The increase in 2015 operating revenues over the prior year was primarily due to new leases with existing tenants at Golden Eagle Ranch and Blue Heron Farms that provide for higher fixed base rents (increases of $788,369 and $366,358, respectively), rents (both fixed and participating) from the properties acquired in the third quarter of 2015 ($973,162 from Kingfisher Ranch and $72,761 from the second tranche of Golden Eagle Ranch) and the fourth quarter of 2014 ($282,282 from Falcon Farms and $450,541 from the second and larger tranche of Kimberly Vineyard), slightly offset by lower participating rents from same-property farms, where decreases from Blue Heron Farms and the initial tranche of Kimberly Vineyard (decreases of $612,178 and $139,206, respectively) outweighed an increase of $547,400 in participating rent received from the initial tranche of Golden Eagle Ranch.  The Company’s Golden Eagle Ranch generated strong participating revenues in 2015 due to the strength of its 2014 crop production as well as high almond prices throughout the majority of 2015 when the 2014 crop was sold by the tenant.  The recently acquired Kingfisher Ranch (acquired in August 2015), in particular, generated strong participating rent in the fourth quarter of 2015, due to the receipt of crop insurance by the tenant for the 2015 crop during the fourth quarter of 2015 and the Company’s formulaic participation in these insurance proceeds, which was recorded as $703,895 in participating rent in 2015, and participating revenues on our Kimberly Vineyard were also impacted by crop insurance proceeds due to lower than historical average yields on this property. Total operating revenues for our same-property portfolio increased $975,618, or 13.5%, from $7,240,384 for the year ended December 31, 2014 to $8,216,002 for the year ended December 31, 2015, primarily due to the aforementioned new leases with existing tenants that provide for higher fixed base rents (Golden Eagle Ranch and Blue Heron Farms), slightly offset by decreased participating rents (where decreases at Blue Heron Farms and the initial tranche of Kimberly Vineyard were greater than the increase at Golden Eagle Ranch).

Fixed rent increased $1,984,306, or 60.3%, from $3,289,130 for the year ended December 31, 2014 to $5,273,436 for the year ended December 31, 2015. The increase was primarily the result of new leases with existing tenants that provide for higher fixed base rents (increases of $788,369 and $366,358 at Golden Eagle Ranch and Blue Heron Farms, respectively) and rents from acquisitions made in the third quarter of 2015 ($72,761 and $269,267 from the second tranche of Golden Eagle Ranch and Kingfisher Ranch, respectively) and the fourth quarter of 2014 ($299,860 and $228,200 from the second and larger tranche of Kimberly Vineyard and Falcon Farms, respectively).  Fixed rent for our same-property portfolio increased by $1,134,897, or 34.7%, from $3,268,451 for the year ended December 31, 2014 to $4,403,348 for the year ended December 31, 2015, for the reasons discussed above, taking out the contribution from the acquisitions in the fourth and third quarters of 2014 and 2015, respectively.

Participating rent increased $699,641, or 19.4%, from $3,608,309 for the year ended December 31, 2014 to $4,307,950 for the year ended December 31, 2015. This increase was primarily due to $703,895 and $150,681 in participating rent received from Kingfisher Ranch and Kimberly Vineyard (second tranche), respectively, which were acquired in the third quarter of 2015 and the fourth quarter of 2014, respectively, as well as $547,400 in higher participating rent from Golden Eagle Ranch relating to the increased portion of the crop sold in the second quarter of 2015 compared to the second quarter of 2014 and increased almond prices, offset by $612,178 and $139,206 in lower participating rent from Blue Heron Farms and Kimberly Vineyard (initial tranche), respectively. Participating rent for our same-property portfolio decreased by $209,017, or 5.8%, from $3,608,309 for the year ended December 31, 2014 to $3,399,292 for the year ended December 31, 2015, due to lower participating rent received from Blue Heron Farms and Kimberly Vineyard (initial tranche), offset by higher participating rent from Golden Eagle Ranch.

Recovery of real estate taxes increased $174,340, or 56.1%, from $310,643 for the year ended December 31, 2014 to $484,983 for the year ended December 31, 2015.  This increase was primarily due to $117,587 in higher real estate taxes from our ownership of Kimberly Vineyard (second tranche), which was acquired in the fourth quarter of 2014, and the real estate taxes for which our tenant reimburses us.   Recovery of real estate taxes for our same-property portfolio increased $40,052, or 12.9%, from $310,643 for the year ended December 31, 2014 to $350,695 for the year ended December 31, 2015. This increase was primarily due to the tenant on Blue Heron Farms commencing payment of real estate taxes pursuant to its new lease, which contributed an additional $45,940.

Other income increased $29,686, or 56.0%, from $52,981 for the year ended December 31, 2014 to $82,667 for the year ended December 31, 2015.  The increase was primarily due to $45,182 and $20,000 in higher other income from Sandpiper Ranch (from the sale of excess water rights) and Falcon Farms (from the sale of soil materials), respectively, offset by $22,415 in lower other income from Blue Cypress Farm (less sales of ancillary product from the property).

Total Operating Expenses

Total operating expenses increased by $12,513,208, or 204.0%, from $6,134,862 for the year ended December 31, 2014 to $18,648,070 for the year ended December 31, 2015.  The largest component of the increase in operating expenses was the $9,794,745 expense recorded in the fourth quarter of 2015 concurrent with the consummation of the Internalization Transaction, shown as “Internalization expense” in the consolidated statements of operations.  The total expense was comprised of the $7,891,504 value of the 986,438 Common Units issued to the owners of the Company’s previous external manager (at the $8.00 per share offering price), $1,043,241 in net liabilities assumed in the acquisition of the previous external manager (primarily comprised of the legacy performance fees due to the Agricultural Sub-Adviser), and $860,000 of transaction costs.  The internalization expense was a one-time expense and was allocated based on the percentage ownership of the Operating Partnership prior to the Offering.

Depreciation expense increased by $496,180 during the year ended December 31, 2015, due primarily to the depreciation from acquisitions made in the fourth quarter of 2014 ($86,133 and $112,668 from the second and larger tranche of Kimberly Vineyard and Falcon Farms, respectively) and the third quarter of 2015 ($25,393 and $149,291 from the second tranche of Golden Eagle Ranch and Kingfisher Ranch, respectively), and increased depreciation on our existing Golden Eagle Ranch, Hawk Creek Ranch, Condor Ranch and Blue Heron Farms properties (increases of $25,586, $42,769, $19,791 and $27,398, respectively).

Management and performance fees-related party increased by $356,501 during the year ended December 31, 2015, due to higher total assets for purposes of the management fees and increased performance fees due to the higher funds from operations and capital appreciation generated in 2015 through the date of the Internalization Transaction.  Management and performance fees-related party ceased following the consummation of the Internalization Transaction, and thereafter the Company directly incurred and will continue to incur the costs associated with retaining its own employees, and the costs associated with the transitional services agreement with Optima Fund Management LLC, under which the Company is provided certain accounting, information technology, human resources and facilities services, among others.

Property operating expenses increased by $242,522 during the year ended December 31, 2015, driven largely by the operating costs of properties acquired during the third quarter of 2015 ($11,478 and $47,266 from the second tranche of Golden Eagle Ranch and Kingfisher Ranch, respectively) and the fourth quarter of 2014 ($141,082 and $137,101 from the second and larger tranche of Kimberly Vineyard and Falcon Farms, respectively), as well as increases in expenses at existing farms including $99,673 and $15,395 from Golden Eagle Ranch (first tranche) and Blue Heron Farms, respectively, partially offset by $173,507 in lower expenses at Grassy Island Groves.

Professional fees increased by $614,874 during the year ended December 31, 2015, driven primarily by higher accounting and legal fees incurred as a result of operating as a public company.

Sub-advisory fees increased by $413,930 during the year ended December 31, 2015, and represent the fees paid to the Company’s Agricultural Sub-Adviser under the amended agreement with the Agricultural Sub-Adviser, which took effect upon the consummation of the Offering.  The fees are determined based on a percentage of the appraised value of assets under management and, the expense recorded in 2015, reflects the time period from the date of the consummation of the Offering through December 31, 2015.

Lastly, general and administrative expenses increased by $639,168 during the year ended December 31, 2015, due primarily to the higher general and administrative expense carried by the Company following the Internalization Transaction and Offering.  Thereafter, the Company incurred costs associated with retaining its own employees, costs associated with the transitional services agreement with Optima Fund Management LLC discussed above, and other incremental costs associated with being a public company, including maintaining a public company board of directors, directors and officers insurance, listing fees and printing fees.

Total Other Expense

Total other expense increased $476,304, or 406.7%, from $117,114 for the year ended December 31, 2014 to $593,418 for the year ended December 31, 2015. The increase in other expense is due to interest paid on the credit facilities, the first draw down of which occurred in the fourth quarter of 2014, and the higher average balances outstanding during 2015 than 2014 under these credit facilities, as well as the amortization of the increased deferred financing costs incurred in establishing the additional credit facilities in 2015.

Permanent Crop Segment

Our permanent crop segment operating revenues for the periods presented were impacted by acquisitions made during the years ended December 31, 2015 and 2014. To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Kimberly Vineyard (first tranche), Golden Eagle Ranch (first tranche), Quail Run Vineyard and Blue Heron Farms, permanent crop farms owned by us for the entirety of both periods presented. Properties excluded from the same-property portfolio for the periods ended December 31, 2015 and 2014 are: Golden Eagle Ranch (second tranche), Kingfisher Ranch, Falcon Farms, and Kimberly Vineyard (second tranche).  In the third quarter of 2015, we closed two acquisitions of permanent crop properties, a second and smaller tranche for the Golden Eagle Ranch property and Kingfisher Ranch. In the fourth quarter of 2014, we closed two acquisitions of permanent crop properties, Falcon Farms and a second and larger tranche for the Kimberly Vineyard property.

	For the Year Ended December 31,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$2,531,445	$546,638	$1,984,807	363.1%
Same-property portfolio	1,661,357	525,959	1,135,398	215.9%
Participating rent	4,309,872	3,476,103	833,769	24.0%
Same-property portfolio	3,401,214	3,476,103	(74,889)	(2.2)%
Recovery of real estate taxes	378,364	201,469	176,895	87.8%
Same-property portfolio	244,076	201,469	42,607	21.1%
Other income	20,000	10	19,990	—
Same-property portfolio	—	10	(10)	(100.0)%
Total operating revenues	7,239,681	4,224,220	3,015,461	71.4%
Same-property portfolio	5,306,647	4,203,541	1,103,106	26.2%
OPERATING EXPENSES:
Depreciation	1,646,096	1,217,095	429,001	35.2%
Same-property portfolio	1,263,817	1,208,302	55,515	4.6%
Property operating expenses	899,242	457,886	441,356	96.4%
Same-property portfolio	544,445	440,017	104,428	23.7%
Acquisition-related expenses	—	220	(220)	(100.0)%
Professional fees	25,634	14,182	11,452	80.8%
Total operating expenses	2,570,972	1,689,383	881,589	52.2%
OPERATING INCOME	$4,668,709	$2,534,837	$2,133,872	84.2%

Total Operating Revenues

Total operating revenues for our permanent crop segment increased $3,015,461, or 71.4%, from $4,224,220 for the year ended December 31, 2014 to $7,239,681 for the year ended December 31, 2015, which increase was primarily due to new leases with existing tenants that provide for higher fixed base rents (increases of $788,369 and $366,358 from Golden Eagle Ranch and Blue Heron Farms, respectively), rents (fixed and participating) from acquisitions made in the fourth quarter of 2014 (increases of $450,541 and $282,282 from the second and larger tranche of Kimberly Vineyard and Falcon Farms, respectively) and the third quarter of 2015 (increases of $72,761 and $973,162 from the second tranche of Golden Eagle Ranch and Kingfisher Ranch, respectively), and $109,767 in higher revenue from Quail Run Vineyard from higher participating rent,, slightly offset by decreased participating rents from Blue Heron Farms and the initial tranche of Kimberly Vineyard (decreases of $612,178 and $139,206, respectively), which were greater than the increase of $547,400 in participating rent from Golden Eagle Ranch.  Total operating revenues for our same-property permanent crop portfolio increased $1,103,106, or 26.2%, from $4,203,541 for the year ended December 31, 2014 to $5,306,647 for the year ended December 31, 2015, primarily due to new leases with existing tenants that provide for higher fixed base rents (largely Golden Eagle Ranch and Blue Heron Farms), slightly offset by decreased participating rents from Kimberly Vineyard (initial tranche) and Blue Heron Farms outweighing the increase in participating rent from Golden Eagle Ranch.

Fixed rent for our permanent crop segment increased $1,984,807, or 363.1%, from $546,638 for the year ended December 31, 2014 to $2,531,445 for the year ended December 31, 2015. The increase was primarily due to new leases with existing tenants that provide for higher fixed base rents (increases of $788,369 and $366,358 from Golden Eagle Ranch and Blue Heron Farms, respectively) and fixed rents from acquisitions made in the fourth quarter of 2014 ($299,860 and $228,200 from the second and larger tranche of Kimberly Vineyard and Falcon Farms, respectively) and the third quarter of 2015 ($72,761 and $269,267 from the second tranche of Golden Eagle Ranch and Kingfisher Ranch, respectively).  Fixed rent for our same-property permanent crop portfolio increased $1,135,398, or

215.9%, from $525,959 for the year ended December 31, 2014 to $1,661,357 for the year ended December 31, 2015, most of which related to new leases with existing tenants that provide for higher fixed base rents (Golden Eagle Ranch and Blue Heron Farms).

Participating rent for our permanent crop segment increased $833,769, or 24.0%, from $3,476,103 for the year ended December 31, 2014 to $4,309,872 for the year ended December 31, 2015. This increase was primarily due to Golden Eagle Ranch, where increased almond prices resulted in $547,400 higher participating rent, from Kingfisher Ranch, which was acquired in the third quarter of 2015 and generated $703,895 in participating rent in the fourth quarter of 2015 largely from a crop insurance settlement received by the tenant, and from Quail Run Vineyard, which generated $129,095 in higher participating rent, offset by decreases in participating rent at the initial tranche of Kimberly Vineyard ($139,206, due to lower farm yield) and Blue Heron Farms ($612,178, due to change in lease structure to greater fixed rent share). Participating rent for our same-property permanent crop portfolio decreased $74,889, or 2.2%, from $3,476,103 for the year ended December 31, 2014 to $3,401,214 for the year ended December 31, 2015, which was due to $612,178 and $139,206 in lower participating rent from Blue Heron Farms and Kimberly Vineyard (first tranche), respectively, largely offset by higher participating rent from Golden Eagle Ranch.

Recovery of real estate taxes for our permanent crop segment increased $176,895, or 87.8%, from $201,469 for the year ended December 31, 2014 to $378,364 for the year ended December 31, 2015. This increase was primarily due to $45,940 in higher real estate taxes on Blue Heron Farms, and real estate taxes on acquired properties (primarily $117,587 from the second tranche of Kimberly Vineyard), for which our tenants fully reimburse us under the leases.  Recovery of real estate taxes for our same-property permanent crop portfolio increased $42,607, or 21.1%, from $201,469 for the year ended December 31, 2014 to $244,076 for the year ended December 31, 2015. This increase was primarily due to the tenant on Blue Heron Farms commencing payment of real estate taxes pursuant to the new lease.

Total Operating Expenses

Total operating expenses for our permanent crop segment increased $881,589, or 52.2%, from $1,689,383 for the year ended December 31, 2014 to $2,570,972 for the year ended December 31, 2015. The increase was primarily due to higher depreciation, mostly due to the additional depreciation of the farms acquired during 2015 and 2014 ($149,291, $112,668 and $86,133 from Kingfisher Ranch, Falcon Farms and the second tranche of Kimberly Vineyard, respectively), as well as higher property operating expenses, primarily driven by the expenses incurred at the farms acquired during 2015 and 2014 ($47,266, $137,101 and $141,082 from Kingfisher Ranch, Falcon Farms and the second tranche of Kimberly Vineyard, respectively) and $99,673 in higher expenses at the initial tranche of Golden Eagle, which incurred higher maintenance expense and higher management fees commensurate with the higher level of rent.  Same-property property operating expenses increased $104,428, or 23.7%, from $440,017 for the year ended December 31, 2014 to $544,445 for the year ended December 31, 2015, primarily due to the aforementioned higher maintenance costs and management fees at Golden Eagle Ranch (first tranche).

Specialty/Vegetable Row Crop Segment

We owned all of our specialty/vegetable row crop farms (Sweetwater Farm and Sandpiper Ranch) for the entirety of the years ended December 31, 2015 and 2014.

	For the Year Ended December 31,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$770,900	$785,904	$(15,004)	(1.9)%
Recovery of real estate taxes	93,444	96,394	(2,950)	(3.1)%
Other income	45,182	—	45,182	100.0%
Total operating revenues	909,526	882,298	27,228	3.1%
OPERATING EXPENSES:
Depreciation	94,402	90,213	4,189	4.6%
Property operating expenses	170,900	164,877	6,023	3.7%
Professional fees	2,351	2,166	185	8.5%
Total operating expenses	267,653	257,256	10,397	4.0%
OPERATING INCOME	$641,873	$625,042	$16,831	2.7%

Total Operating Revenues

Total operating revenues for our specialty/vegetable row crop segment increased $27,228, or 3.1%, from $882,298 for the year ended December 31, 2014 to $909,526 for the year ended December 31, 2015, which increase was primarily attributable to $45,182 in higher other income received from Sandpiper Ranch for the sale of water rights, slightly offset by $15,004 in lower fixed rent from Sandpiper Ranch.

Fixed rent for our specialty/vegetable row crop segment decreased $15,004, or 1.9%, from $785,904 for the year ended December 31, 2014 to $770,900 for the year ended December 31, 2015, which decrease was attributable to slightly lower fixed rent from Sandpiper Ranch.

Recovery of real estate taxes decreased $2,950, or 3.1%, from $96,394 for the year ended December 31, 2014 to $93,444 for the year ended December 31, 2015. The decrease was attributable to the lower real estate taxes we were required to pay on our Sandpiper Ranch property and, hence, the lower amount for which our tenant was required to reimburse us.

Other income was $45,182 for the year ended December 31, 2015 as compared to $0 for the year ended December 31, 2014.  This income is derived from water rights and excess usage of the well on our Sandpiper Ranch property.

Total Operating Expenses

Total operating expenses for our specialty/vegetable row crop segment increased $10,397, or 4.0%, from $257,256 for the year ended December 31, 2014 to $267,653 for the year ended December 31, 2015. The increase in operating expenses was attributable to higher depreciation of $4,189 from our Sweetwater Farm property, as well as higher property operating expenses of $6,023, also from the Sweetwater Farm property, primarily from higher irrigation pump maintenance expenses and higher property taxes.

Commodity Row Crop Segment

We owned all of our commodity row crop farms (Pleasant Plains Farm, Macomb Farm, Tillar Farm and Kane County Farms) for the entirety of the years ended December 31, 2015 and December 31, 2014.

	For the Year Ended December 31,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$1,594,778	$1,593,738	$1,040	0.1%
Other income	300	13,371	(13,071)	(97.8)%
Total operating revenues	1,595,078	1,607,109	(12,031)	(0.7)%
OPERATING EXPENSES:
Depreciation	3,389	3,071	318	10.4%
Property operating expenses	275,773	266,559	9,214	3.5%
Total operating expenses	279,162	269,630	9,532	3.5%
OPERATING INCOME	$1,315,916	$1,337,479	$(21,563)	(1.6)%

Total Operating Revenues

Total operating revenues for our commodity row crop segment decreased $12,031, or 0.7%, from $1,607,109 for the year ended December 31, 2014 to $1,595,078 for the year ended December 31, 2015, due primarily to $13,071 in lower other income from Macomb Farm from one time easement revenues in 2014 that were not repeated in 2015.

Fixed rent increased $1,040, or 0.1%, from $1,593,738 for the year ended December 31, 2014 to $1,594,778 for the year ended December 31, 2015, due to higher rent from Kane County Farms.

Total Operating Expenses

Total operating expenses for our commodity row crop segment increased $9,532, or 3.5%, from $269,630 for the year ended December 31, 2014 to $279,162 for the year ended December 31, 2015. The increase was primarily due to higher property operating expenses, which were primarily due to $15,487 in higher unreimbursed real estate taxes on our Kane County Farms, offset slightly by $4,871 in lower maintenance costs at Tillar Farm.

Development Segment

We owned all of our development segment farms for the entirety of the years ended December 31, 2015 and 2014. Our 2015 development segment operating revenues were generated primarily from Grassy Island Groves and Condor Ranch on the portion of the properties that is not under development, with a small contribution from Blue Cypress Farm. We derived no 2015 operating revenues from Roadrunner Ranch, Hawk Creek Ranch and Pintail Vineyards.  In 2014, Hawk Creek Ranch and Pintail Vineyards contributed to operating revenues from existing leases in place when the properties were acquired, but which were not renewed when the properties were repurposed for development.

	For the Year Ended December 31,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$376,313	$362,850	$13,463	3.7%
Participating rent	(1,922)	132,206	(134,128)	(101.5)%
Recovery of real estate taxes	13,175	12,780	395	3.1%
Other income	17,185	39,600	(22,415)	(56.6)%
Total operating revenues	404,751	547,436	(142,685)	(26.1)%
OPERATING EXPENSES:
Depreciation	283,092	220,532	62,560	28.4%
Property operating expenses	248,262	462,333	(214,071)	(46.3)%
Acquisition-related expenses	—	44,492	(44,492)	(100.0)%
Professional fees	14,283	3,424	10,859	317.1%
Total operating expenses	545,637	730,781	(185,144)	(25.3)%
OPERATING LOSS	$(140,886)	$(183,345)	$42,459	(23.2)%

Total Operating Revenues

Total operating revenues for our development segment decreased $142,685, or 26.1%, from $547,436 for the year ended December 31, 2014 to $404,751 for the year ended December 31, 2015, which decrease was primarily attributable to $89,833 and $31,581 in lower participating rent from Hawk Creek Ranch and Condor Ranch, respectively, which each had no participating rent in 2015, and $22,415 in lower other income from Blue Cypress Farm (less sales of ancillary product from the property).

Fixed rent for our development segment increased $13,463, or 3.7%, from $362,850 for the year ended December 31, 2014 to $376,313 for the year ended December 31, 2015. This increase was the result of higher fixed rent received at Condor Ranch.

Participating rent for our development segment decreased $134,128, or 101.5%, from $132,206 for the year ended December 31, 2014 to $(1,922) for the year ended December 31, 2015, which decrease was primarily attributable to $89,833 and $31,581 in lower participating rent from Hawk Creek Ranch and Condor Ranch, respectively, which each had no participating rent in 2015.

Recovery of real estate taxes for our development segment increased $395, or 3.1%, from $12,780 for the year ended December 31, 2014 to $13,175 for the year ended December 31, 2015. This increase was related to higher real estate taxes we paid on the Condor Ranch property, which is recovered from the tenant.

We received $17,185 in other income during the year ended December 31, 2015 related to the sale of ancillary product from our Blue Cypress Farm property, as compared to $39,600 in other income received during the year ended December 31, 2014 from the same property.

Total Operating Expenses

Total operating expenses for our development segment decreased $185,144, or 25.3%, from $730,781 for the year ended December 31, 2014 to $545,637 for the year ended December 31, 2015.  Property operating expenses decreased $214,071 in 2015, primarily driven by $172,364 in lower crop costs at Grassy Island Groves due to the timing of crop sales.  Acquisition-related expenses decreased by $44,492 for the year ended December 31, 2014 to $0 for the year ended December 31, 2015, as expenses related to the acquisition of the second tranche of Hawk Creek Ranch, which was treated as a business combination, were expensed in 2014.  Finally, depreciation increased by $62,560 year-over-year, due to higher depreciation of $42,769 and $19,791 at Hawk Creek Ranch and Condor Ranch, respectively.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Consolidated Results

Our operating revenues for the periods presented were significantly impacted by acquisitions made during the years ended December 31, 2014 and 2013. To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes only farms owned by us for the entirety of both periods presented, and which consists of our Kimberly Vineyard (first tranche), Golden Eagle Ranch (first tranche), Quail Run Vineyard, Sweetwater Farm, Sandpiper Ranch, Pleasant Plains Farm, Macomb Farm, Tillar Farm, Kane County Farms, Condor Ranch, Roadrunner Ranch and Grassy Island Groves properties.

	For the Year Ended December 31,
	2014	2013	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$3,289,130	$3,191,581	$97,549	3.06%
Same-property portfolio	3,165,695	3,173,063	(7,368)	(0.23)%
Participating rent	3,608,309	2,070,989	1,537,320	74.23%
Same-property portfolio	2,856,340	2,070,989	785,351	37.92%
Recovery of real estate taxes	310,643	317,561	(6,918)	(2.18)%
Same-property portfolio	307,744	317,561	(9,817)	(3.09)%
Other income	52,981	135,803	(82,822)	(60.99)%
Same-property portfolio	13,371	96,497	(83,126)	(86.14)%
Total operating revenues	7,261,063	5,715,934	1,545,129	27.03%
Same-property portfolio	6,343,150	5,658,110	685,040	12.11%
OPERATING EXPENSES:
Depreciation	1,530,911	1,265,275	265,636	20.99%
Same-property portfolio	1,233,929	1,219,310	14,619	1.20%
Management and performance fees-related party(1)	2,528,255	2,060,741	467,514	22.69%
Property operating expenses	1,351,655	1,083,729	267,926	24.72%
Same-property portfolio	1,190,146	1,063,394	126,752	11.92%
Acquisition-related expenses	44,712	431,309	(386,597)	(89.63)%
Professional fees	406,008	342,291	63,717	18.61%
General and administrative expenses	273,321	175,491	97,830	55.75%
Total operating expenses	6,134,862	5,358,836	776,026	14.48%
OPERATING INCOME	1,126,201	357,098	769,103	215.38%
OTHER (INCOME) EXPENSE:
Interest income	(1,980)	(23,483)	21,503	91.57%
Interest expense and financing costs	119,094	10,382	108,712	1047.12%
Total other expense	117,114	(13,101)	130,215	993.93%
INCOME BEFORE GAIN ON SALE OF ASSETS	1,009,087	370,199	638,888	172.58%
Gain on sale of assets	47,701	463,478	(415,777)	(89.71)%
NET INCOME	1,056,788	833,677	223,111	26.76%
Less net income attributable to non-controlling interests	346,071	280,226	65,845	23.5%
NET INCOME ATTRIBUTABLE TO THE COMPANY	$710,717	$553,451	$157,266	28.42%

(1)

Performance fees refer to components of the compensation payable to AFA as our external manager pursuant to the terms of our Operating Partnership’s agreement of limited partnership that were payable prior to the Internalization Transaction.

Total Operating Revenues

Total operating revenues increased $1,545,129, or 27.03%, during the year ended December 31, 2014, as compared to the year ended December 31, 2013, predominantly due to an increase in participating rent as more fully described below. Total operating revenues for our same-property portfolio increased $685,040, or 12.11%, from $5,658,110 for the year ended December 31, 2013 to $6,343,150 for the year ended December 31, 2014, primarily due to increases in participating rents partially offset by lower other income.

Fixed rent increased $97,549, or 3.06%, from $3,191,581 for the year ended December 31, 2013 to $3,289,130 for the year ended December 31, 2014. The increase was primarily the result of a renewed lease on our Sweetwater Farm property, increased revenues from our Grassy Island Groves property and income from Blue Heron Farms, which was acquired in 2013, partially offset by decreases that were not a result of less favorable leases, but rather changes in lease structure (Quail Run Vineyard) and the duration of the lease (Kane County Farms). The lower fixed rent from our Quail Run Vineyard stemmed from the terms of the lease changing from a fixed lease prior to 2014 to a combination of a participating lease with a base rent component. In addition, there was a decline in leaseable acres as certain acreage was taken out of production to be redeveloped. While the rent per acre stayed the same under the renegotiated leases for our Kane County Farms, the term of the lease changed to 24 months from the previous 22 month term, which impacted the proportional straight lining of rental amounts. Fixed rent for our same-property portfolio declined by $7,368, or 0.23%, from $3,173,063 for the year ended December 31, 2013 to $3,165,695 for the year ended December 31, 2014, for the reasons discussed above, taking out the contribution Blue Heron Farms made, which is not considered a part of the same-property portfolio.

Participating rent increased $1,537,320, or 74.23%, from $2,070,989 for the year ended December 31, 2013 to $3,608,309 for the year ended December 31, 2014.  This increase was primarily due to (i) Golden Eagle Ranch relating to increased crop prices, (ii) participating rent from Quail Run Vineyard resulting from a new lease, (iii) contributions in participating rent from Blue Heron Farms, Hawk Creek Ranch and Pintail Vineyards properties acquired in 2013 and (iv) Condor Ranch, which did not generate participating revenues in 2013.  Participating rent for our same-property portfolio increased $785,351, or 37.92%, from $2,070,989 for the year ended December 31, 2013 to $2,856,340 for the year ended December 31, 2014, primarily due to increases from Golden Eagle Ranch of $606,864, Quail Run Vineyard of $165,379, whose prior lease did not require any participating payments, and Condor Ranch, which did not generate any participating revenues in 2013.

Recovery of real estate taxes decreased $6,918, or 2.18%, from $317,561 for the year ended December 31, 2013 to $310,643 for the year ended December 31, 2014. This decrease was primarily due to lower real estate taxes charged to our properties that are subject to recovery by our tenants on an aggregate basis, partially offset by the tenant commencing a payment of real estate taxes on the Blue Heron Farms property. Recovery of real estate taxes for our same-property portfolio decreased $9,817, or 3.09%, from $317,561 for the year ended December 31, 2013 to $307,744 for the year ended December 31, 2014. This decrease was primarily due to lower real estate taxes charged to our properties that are subject to recovery by our tenants on an aggregate basis.

Other income was $52,981 for the year ended December 31, 2014 as opposed to $135,803 for the year ended December 31, 2013. The 2014 income was the result of $13,381 in additional income related to our Macomb Farm property for payments we received in connection with minor easements we granted to utilities associated with 79 expropriated acres in 2013 and sales of palm trees on our Blue Cypress Farm property in the amount of $39,600. In 2013, we received income from the sale of equipment on our Roadrunner Ranch property as well as from our Macomb Farm property for payments in connection with minor easements we granted to the utilities.

Total Operating Expenses

Total operating expenses increased $776,026, or 14.48%, from $5,358,836 for the year ended December 31, 2013 to $6,134,862 for the year ended December 31, 2014. Operating expenses increased in part due to increased depreciation of $265,636. $222,722 of this increase in depreciation is due to Blue Heron Farms, which was acquired in November 2013. Management and performance fees-related party increased by $467,514 due to (i) higher total assets for purposes of the management fees and (ii) increased performance fees due to the higher funds from operations and capital appreciation generated in 2014. Property operating expenses increased by $267,926, attributable to an increase of $191,767 in costs to support the revenue we collected for Grassy Island Groves on the portion of that property that is not being redeveloped, increased management fees correlated to increased revenues and increased real estate taxes. Same property operating expenses increased $126,752, or 11.92%, from $1,063,394 for the year ended December 31, 2013 to $1,190,146 for the year ended December 31, 2014. This increase in same-property operating expenses was due to $200,419 in increased crop costs (most of which relates to Grassy Island Groves as described above), offset by $87,140 in less money spent on repairs and maintenance, the majority of which relates to Quail Run Vineyard, for which we spent $67,101 on repairs and maintenance in 2013. Acquisition-related expenses declined in 2014 compared to 2013, as only one small acquisition in 2014 was classified as a business combination for which the acquisition costs were expensed, as opposed to the majority of the properties acquired in 2013.

Total Other Expense

Total other expense increased $130,215, or 993.93%, from $(13,101) for the year ended December 31, 2013 to $117,114 for the year ended December 31, 2014. The increase in total other expense arises from interest paid on the original credit facility and the amortization of the deferred closing costs associated with our original revolving credit facility for the full year of 2014, and less interest earned on cash balances as cash was used to acquire additional farms.

Permanent Crop Segment

Our permanent crop segment operating revenues for the periods presented were impacted by acquisitions made during the year ended December 31, 2013. To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Kimberly Vineyard, Golden Eagle Ranch and Quail Run Vineyard, permanent crop farms owned by us for the entirety of both periods presented. In the fourth quarter of 2013, we acquired Blue Heron Farms (for which the revenues we received in 2013 were not meaningful) and in the fourth quarter of 2014, we closed two acquisitions of permanent crop properties, Falcon Farms (for which we received no revenues in 2014) and a second tranche for the Kimberly Vineyard property (for which the revenues we received in 2014 were not meaningful).

	For the Year Ended December 31,
	2014	2013	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$546,638	$700,499	$(153,861)	(21.96)%
Same-property portfolio	423,203	681,981	(258,778)	(37.95)%
Participating rent	3,476,103	2,071,158	1,404,945	67.83%
Same-property portfolio	2,824,759	2,071,158	753,601	36.39%
Recovery of real estate taxes	201,469	197,309	4,160	2.11%
Same-property portfolio	198,570	197,309	1,261	0.64%
Other income	10	—	10	—
Total operating revenues	4,224,220	2,968,966	1,255,254	42.28%
Same-property portfolio	3,446,532	2,950,448	496,084	16.81%
OPERATING EXPENSES:
Depreciation	1,217,095	1,053,829	163,266	15.49%
Same-property portfolio	965,530	1,033,779	(68,249)	(6.60)%
Property operating expenses	457,886	429,373	28,513	6.64%
Same-property portfolio	355,114	416,943	(61,829)	(14.83)%
Acquisition-related expenses	220	187,872	(187,652)	(99.88)%
Professional fees	14,182	3,039	11,143	366.67%
Total operating expenses	1,689,383	1,674,113	15,270	0.91%
OPERATING INCOME	$2,534,837	$1,294,853	$1,239,984	95.76%

Total Operating Revenues

Total operating revenues for our permanent crop segment increased $1,255,254, or 42.28%, from $2,968,966 for the year ended December 31, 2013 to $4,224,220 for the year ended December 31, 2014, which increase was primarily due to an increase in participating rent offset by a decline in fixed rents, as more fully described below. Total operating revenues for our same-property permanent crop portfolio increased $496,084, or 16.81%, from $2,950,448 for the year ended December 31, 2013 to $3,446,532 for the year ended December 31, 2014, also due to the increase in participating rent offsetting lower fixed rents.

Fixed rent for our permanent crop segment decreased $153,861, or 21.96%, from $700,499 for the year ended December 31, 2013 to $546,638 for the year ended December 31, 2014. Our Quail Run Vineyard property produced $339,029 less fixed rent in 2014 as the terms of the lease were negotiated from a fixed lease prior to 2014 to a combination of a fixed lease and participation lease with a base rent component, and certain acreage was taken out of production to be redeveloped. This reduction in fixed rent was partially offset by $123,435 we received from the Blue Heron Farms property we acquired during the fourth quarter of 2013. Fixed rent for our same-property permanent crop portfolio decreased $258,778, or 37.95%, from $681,981 for the year ended December 31, 2013 to $423,203 for the year ended December 31, 2014, most of which related to Quail Run Vineyard for the reasons stated above, offset by a base rent payable by the tenant of Golden Eagle Ranch whose new lease requires a small base rent.

Participating rent for our permanent crop segment increased $1,404,945, or 67.83%, from $2,071,158 for the year ended December 31, 2013 to $3,476,103 for the year ended December 31, 2014. This increase was primarily due to (i) Golden Eagle Ranch relating to increased crop prices and (ii) participating rent from Quail Run Vineyard resulting from a new lease and a contribution of $651,344 from Blue Heron Farms, neither of which generated participating revenues in 2013. Participating rent for our same-property permanent crop portfolio increased $753,601 or 36.39%, from $2,071,158 for the year ended December 31, 2013 to $2,824,759 for the year ended December 31, 2014, primarily due to increases from Golden Eagle Ranch of $606,864 and Quail Run Vineyard of $165,379, whose prior lease did not require any participating payments.

Recovery of real estate taxes for our permanent crop segment increased $4,160, or 2.11%, from $197,309 for the year ended December 31, 2013 to $201,469 for the year ended December 31, 2014. This increase was primarily due to higher real estate taxes charged to our properties that are subject to recovery by our tenants for Kimberly Vineyard and Golden Eagle Ranch and the tenant on Blue Heron Farms commencing a payment of real estate taxes, offset by a lower recovery from Quail Run Vineyard as acreage was removed from a lease in 2014 to be redeveloped. Recovery of real estate taxes for our same-property permanent crop portfolio increased $1,261, or 0.64%, from $197,309 for the year ended December 31, 2013 to $198,570 for the year ended December 31, 2014. This increase was primarily due to higher real estate taxes charged to our properties that are subject to recovery by our tenants for Kimberly Vineyard and Golden Eagle Ranch, offset by a lower recovery from Quail Run Vineyard.

Total Operating Expenses

Total operating expenses for our permanent crop segment increased $15,270, or 0.91%, from $1,674,113 for the year ended December 31, 2013 to $1,689,383 for the year ended December 31, 2014. This increase was primarily due to increases in depreciation of $222,721 relating to our Blue Heron Farms property acquired in the fourth quarter of 2013, partially offset by lower depreciation of $72,072 relating to our Golden Eagle Ranch property. Depreciation for our permanent crop segment same-property portfolio decreased by $68,249, principally due to the fully depreciated trees at the end of 2013 and the transition between development and mature trees acreage. Property operating expenses were higher in 2014 due to increased real estate taxes, including $25,298 relating to our Blue Heron Farms property, management fees related to higher revenues received during the year ended December 31, 2014, which increase was partially offset by us not incurring any repairs and maintenance expenses on the Quail Run Vineyard property during the year ended December 31, 2014. Property operating expenses for our same-property permanent crop portfolio decreased by $61,829. $80,471 of this decrease related to repairs and maintenance for Golden Eagle Ranch and Quail Run Vineyard that were incurred in 2013, whereas no repairs and maintenance costs were incurred in 2014. This decrease was partially offset by management fees for the same-property portfolio, which increased by $22,430 commensurate with the increased operating revenue.

Specialty/Vegetable Row Crop Segment

We owned all of our specialty/vegetable row crop farms for the entirety of the years ended December 31, 2014 and December 31, 2013.

	For the Year Ended December 31,
	2014	2013	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$785,904	$681,860	$104,044	15.26%
Recovery of real estate taxes	96,394	100,625	(4,231)	(4.20)%
Total operating revenues	882,298	782,485	99,813	12.76%
OPERATING EXPENSES:
Depreciation	90,213	77,695	12,518	16.11%
Property operating expenses	164,877	165,804	(927)	(0.56)%
Professional fees	2,166	3,103	(937)	(30.20)%
Total operating expenses	257,256	246,602	10,654	4.32%
OPERATING INCOME	$625,042	$535,883	$89,159	16.64%

Total Operating Revenues

Total operating revenues for our specialty/vegetable row crop segment increased $99,813, or 12.76%, from $782,485 for the year ended December 31, 2013 to $882,298 for the year ended December 31, 2014, which increase was primarily the result of higher fixed rents attributable to a renewed lease on our Sweetwater Farm property.

Fixed rent increased $104,044, or 15.26%, from $681,860 for the year ended December 31, 2013 to $785,904 for the year ended December 31, 2014. This increase was related to the increased rent from our Sweetwater Farm property as discussed above.

Recovery of real estate taxes decreased $4,231, or 4.20%, from $100,625 for the year ended December 31, 2013 to $96,394 for the year ended December 31, 2014. The decrease was attributable to the lower real estate taxes we were required to pay on our Sandpiper Ranch property.

Total Operating Expenses

Total operating expenses for our specialty/vegetable row crop segment increased $10,654, or 4.32%, from $246,602 for the year ended December 31, 2013 to $257,256 for the year ended December 31, 2014. The increase in operating expenses was attributable to increased depreciation of $12,518 from our Sweetwater Farm property.

Commodity Row Crop Segment

We owned all of our commodity row crop farms for the entirety of the years ended December 31, 2014 and December 31, 2013. In 2013, the Illinois Department of Transportation expropriated 79 of the gross 518 acres of our Macomb Farm for purposes of building a new state road. The State of Illinois paid us a total of $1,723,800, of which $1,106,300 was attributable to the acreage expropriated and $617,500 was attributable to the diminished value of the remaining acreage. We disputed the overall consideration paid by the State of Illinois. A settlement for additional compensation was reached in February 2014 with the State of Illinois, whereby we received $245,350 in additional compensation, $61,700 of which related to the acreage expropriated and $183,650 of which related to the diminution in value of the remaining acreage.

	For the Year Ended December 31,
	2014	2013	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$1,593,738	$1,615,224	$(21,486)	(1.33)%
Other income	13,371	96,497	(83,126)	(86.14)%
Total operating revenues	1,607,109	1,711,721	(104,612)	(6.11)%
OPERATING EXPENSES:
Depreciation	3,071	3,070	1	0.03%
Property operating expenses	266,559	261,739	4,820	1.84%
Total operating expenses	269,630	264,809	4,821	1.82%
OPERATING INCOME	$1,337,479	$1,446,912	$(109,433)	(7.56)%

Total Operating Revenues

Total operating revenues for our commodity row crop segment decreased $104,612, or 6.11%, from $1,711,721 for the year ended December 31, 2013 to $1,607,109 for the year ended December 31, 2014, primarily attributable to lower other income we received in connection with minor easements we granted to utilities associated with the 79 expropriated acres of our Macomb Farm property discussed above.

Fixed rent decreased $21,486, or 1.33%, from $1,615,224 for the year ended December 31, 2013 to $1,593,738 for the year ended December 31, 2014. Most of this decrease was attributable to renegotiated leases for our Kane County Farms property, under which fixed rent declined by $63,101 compared to 2013, offset by increased rents from our Macomb Farm and Tillar Farm properties from renewed leases at higher rates. During 2013, our Kane County Farms property earned proportional rent for a 22-month lease with the same aggregate rent amount as the 24-month lease for that property that commenced January 1, 2014. As a consequence, the monthly straight-lined rent for our Kane County Farms property was higher during 2013 than during 2014.

Total Operating Expenses

Total operating expenses for our commodity row crop segment increased $4,821, or 1.82%, from $264,809 for the year ended December 31, 2013 to $269,630 for the year ended December 31, 2014. The increase in property operating expenses was the result of slightly higher real estate taxes, offset by lower management fees, which was correlated to decreased rental income.

Development Segment

Our development segment operating revenues for the periods presented were significantly impacted by acquisitions made during the year ended December 31, 2013. To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Condor Ranch and Grassy Island Groves as well as Roadrunner Ranch (for which we received no revenues in either 2013 or 2014), which generated revenues on the portion of the property that is not under development.

	For the Year Ended December 31,
	2014	2013	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$362,850	$193,998	$168,852	87.04%
Same-property portfolio	362,850	193,998	168,852	87.04%
Participating rent	132,206	(169)	132,375	N/M
Same-property portfolio	31,581	(169)	31,750	N/M
Recovery of real estate taxes	12,780	19,627	(6,847)	(34.89)%
Same-property portfolio	12,780	19,627	(6,847)	(34.89)%
Other income	39,600	39,306	294	0.75%
Total operating revenues	547,436	252,762	294,674	116.58%
Same-property portfolio	407,211	213,456	193,755	90.77%
OPERATING EXPENSES:
Depreciation	220,532	130,681	89,851	68.76%
Same-property portfolio	175,115	104,765	70,350	67.15%
Property operating expenses	462,333	226,813	235,520	103.84%
Same-property portfolio	403,596	218,906	184,690	84.37%
Acquisition-related expenses	44,492	243,437	(198,945)	(81.72)%
Professional fees	3,424	1,290	2,134	165.43%
Total operating expenses	730,781	602,221	128,560	21.35%
OPERATING LOSS	$(183,345)	$(349,459)	$166,114	47.53%

Total Operating Revenues

Total operating revenues for our development segment increased $294,674, or 116.58%, from $252,762 for the year ended December 31, 2013 to $547,436 for the year ended December 31, 2014, which increase was primarily attributable to increased revenue received from our Grassy Island Groves property in 2014 on the portion of the property not being redeveloped and participating rents from Hawk Creek Ranch and Pintail Vineyards properties, which were acquired at the end of 2013. Total operating revenues for our same-property development portfolio increased $193,755, or 90.77%, from $213,456, for the year ended December 31, 2013 to $407,211 for the year ended December 31, 2014, primarily due to increased revenue received from our Grassy Island Groves property and participating rent being received from our Condor Ranch property.

Fixed rent for our development segment (including our same-property development portfolio) increased $168,852, or 87.04%, from $193,998 for the year ended December 31, 2013 to $362,850 for the year ended December 31, 2014. This increase was the result of increased revenue received from our Grassy Island Groves property in 2014 on the portion of the property not being redeveloped.

Participating rent for our development segment increased $132,375 from $(169) for the year ended December 31, 2013 to $132,206 for the year ended December 31, 2014, which increase was primarily attributable to participating rents from Hawk Creek Ranch and Pintail Vineyards properties, which were acquired at the end of 2013, and Condor Ranch, which was acquired in 2011. The Hawk Creek Ranch and Pintail Vineyards revenues arose from leases in place when the properties were acquired and have ceased as both properties are currently in the process of being redeveloped for better use. Participating rent for our same-property development portfolio increased $31,750 from $(169) for the year ended December 31, 2013 to $31,581, for the year ended December 31, 2014, due to income received from our Condor Ranch property from a minor portion of the property that has mature lemons and avocados covered by a participating lease. We received no participating rent from the Condor Ranch property in 2013, as we pruned the trees on that property as per customary practice to improve long term viability of the orchards, which resulted in crop revenue not reaching the threshold in 2013 that would have allowed us to participate in such revenue.

Recovery of real estate taxes for our development segment (including our same-property development portfolio) decreased $6,847, or 34.89%, from $19,627 for the year ended December 31, 2013 to $12,780 for the year ended December 31, 2014. This decrease was directly related to lower real estate taxes we paid on the Condor Ranch property.

We received $39,600 in other income during the year ended December 31, 2014 related to the sale of palm trees from our Blue Cypress Farm property, and in 2013, other income was primarily comprised of sales of equipment on our Roadrunner Ranch property.

Total Operating Expenses

Total operating expenses for our development segment increased $128,560, or 21.35%, from $602,221 for the year ended December 31, 2013 to $730,781 for the year ended December 31, 2014. Property operating expenses increased by $235,520 in 2014, driven by an increase of $191,767 in costs to support the revenue we collected in Grassy Island Groves on the portion of that property that is not being redeveloped, increased management fees correlating to increased revenues and increased real estate taxes relating to our Hawk Creek Ranch property acquired in two stages in October 2013 and February 2014. Property operating expenses for our development segment same-property portfolio increased by $184,690, which was primarily due to an increase of $191,767 related to additional crop costs for Grassy Island Groves, partially offset by a decrease of $7,754 in real estate taxes for Condor Ranch. Depreciation for our development segment same-property portfolio increased by $70,350, principally due to an increase of $68,928 related to Roadrunner Ranch.

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

On October 23, 2015, we completed the Offering, which resulted in aggregate net proceeds to us, after deducting the underwriting discount and commissions and expenses payable by us, of approximately $39.2 million. $25.0 million of these proceeds were used to pay down our existing credit facilities, $31,900 was used to redeem our 8% Series A Cumulative Non-Voting Preferred Stock, and $1.5 million was used to make a deposit on the Sun Dial acquisition.  As of December 31, 2015, $12.7 million proceeds were remaining from the Offering held in cash and cash equivalents (a part of the $14.5 million cash and cash equivalents balance shown on the consolidated balance sheet), and the Company had outstanding balances on its revolving credit facilities of $27.2 million.  Subsequent to December 31, 2015, an additional $9.8 million of the net proceeds from the Offering were used to partially fund the closing of the Sun Dial acquisition, with the balance of the acquisition closing funded from our credit facilities bringing the outstanding balance on our credit facilities to approximately $81 million.

On December 22, 2015, our Operating Partnership entered into a loan agreement to provide for an additional secured revolving credit facility in the aggregate amount of $15.0 million.

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

We believe that, as a publicly traded company, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the issuance of additional equity securities and the incurrence of additional debt. However, given that we are a new public company, we cannot assure you that we will have access to all of these sources of capital, if any. Our ability to access the equity capital markets will depend on a variety of factors, many of which are out of our control, including general market conditions and market perceptions regarding our company. Our ability to incur additional debt will also depend on a variety of factors, including our degree of leverage and borrowing restrictions that may be imposed by lenders and overall debt capital market conditions.

Credit Facilities

As of December 31, 2015, we had four secured revolving credit facilities in place with an aggregate principal amount of $90 million, of which $27.2 million was drawn on that date. The key terms of the revolving credit facilities, which were arranged by Rutledge Investment Company (“Rutledge”), are outlined below.  Each of the credit facilities is prepayable without penalty to the Company.

Maturity and Interest

The original secured revolving credit facility of $25 million (i) has a maturity date of January 1, 2019, (ii) bears interest at a rate per annum equal to the 90 day LIBOR, plus 130 basis points, and (iii) requires us to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar quarter. Additionally, the original revolving credit facility requires us to pay a quarterly non-usage fee equal to one-quarter of one percent (0.25%) of the loan amount minus the average outstanding principal balance of the loan amount of the prior three (3) month period.

The second secured revolving credit facility of $25 million (i) has a maturity date of January 1, 2020, (ii) bears interest at a rate per annum equal to the 90 day LIBOR, plus 130 basis points, and (iii) requires us to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar quarter. Additionally, the second revolving credit facility requires us to pay a quarterly non-usage fee equal to one-quarter of one percent (0.25%) of the loan amount minus the average outstanding principal balance of the loan amount of the prior three (3) month period.

The third secured revolving credit facility of $25 million (i) has a maturity date of August 1, 2020, (ii) bears interest at a rate per annum equal to the 90 day LIBOR, plus 130 basis points, and (iii) requires us to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar quarter. Additionally, the third revolving credit facility requires us to pay a quarterly non-usage fee equal to one-quarter of one percent (0.25%) of the loan amount minus the average outstanding principal balance of the loan amount of the prior three (3) month period.

The fourth secured revolving credit facility of $15 million (i) has a maturity date of January 1, 2021, (ii) bears interest at a rate per annum equal to the 90 day LIBOR, plus 130 basis points, and (iii) requires us to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar quarter. Additionally, the fourth revolving credit facility requires us to pay a quarterly non-usage fee equal to one-quarter of one percent (0.25%) of the loan amount minus the average outstanding principal balance of the loan amount of the prior three (3) month period.

Events of Default

The revolving credit facilities contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance in all material respects with the terms and conditions of the agreement and other documents evidencing the credit facilities, defaults in payments relating to any other indebtedness owed to the lender, and bankruptcy or other insolvency events. As of December 31, 2015, management believes we were in compliance with all covenants contained in the credit facility agreements.

Financial Covenants and Security

The loan agreements for each of the four secured revolving credit facilities requires our Operating Partnership to maintain a debt to asset ratio, as defined in the applicable agreement of 60% or less, based on the amount payable to Rutledge by our Operating Partnership compared to the appraised value of the properties securing each respective facility. Additionally, pursuant to an amendment to the agreements governing each of the revolving credit facilities, our Operating Partnership is required to maintain loan to value ratios of 50% or less measured by the aggregate amount payable to Rutledge by our Operating Partnership pursuant to all four revolving credit facilities compared to the aggregate appraised value of the properties pledged as security under all four revolving credit facilities. In addition, aggregate indebtedness of the Company must be less than 40% of the aggregate appraised value of the Company’s investment in real estate.  As of December 31, 2015, management believes we were in compliance with all the financial covenants contained in the credit facility agreements.

The original revolving credit facility is secured by first lien mortgages on our Pleasant Plains Farm, Macomb Farm, Sweetwater Farm, Tillar Farm and Kane County Farms properties.

The second revolving credit facility is secured by first lien mortgages on our Quail Run Vineyard, Golden Eagle Ranch (first tranche) and Blue Heron Farms properties.

The third revolving credit facility is secured by first lien mortgages on our Kimberly Vineyard (second tranche), Blue Cypress Farm, Grassy Island Groves, Condor Ranch, Falcon Farms and Roadrunner Ranch properties.

The fourth revolving credit facility is secured by first lien mortgages on our Kingfisher Ranch, Hawk Creek Ranch and Sandpiper Ranch properties.

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

Prior to the Offering, we maintained a distribution reinvestment program, or DRP, which allowed our stockholders who have purchased shares in our private placements to automatically reinvest distributions by purchasing additional shares from us. Such purchases under our DRP were not subject to brokerage commission fees or service charges. The DRP was suspended for 2015 in anticipation of the Offering, and as a result we did not receive any proceeds in 2015.

On October 23, 2015, we completed the Offering, resulting in gross proceeds of $48.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $39.2 million, and the listing of our common stock on the NYSE MKT under the symbol “AFCO”.

Capital Expenditure and Development Activity

We anticipate that obligations related to our development properties can be met with existing cash balances, cash flows from operations, working capital, and availability under our revolving credit facilities.

The following table summarizes the status of our farms that are undergoing substantial or total development as of December 31, 2015. In addition to the properties listed below, estimated remaining capital expenditures before revenue offsets for redevelopment and partial development projects on our Golden Eagle Ranch, Falcon Farms and Kingfisher Ranch are expected to be $2.4 million, $0.3 million and $0.4 million, respectively.

Property	Tillable Acres Subject to Development	Crop Being Developed	Purchase Price Plus Closing Costs	Total Capital Expenditures to Date	Estimated Remaining Capital Expenditures	Estimated Remaining Capital Expenditures Less Revenue Offset(1)	Expected Development Completion Date	Expected Date Substantially Under Lease(2)	Description of Development
Blue Cypress Farm	2,036	Specialty/ Vegetable Row Crops	$7,332,199	$4,300,690	$42,600	$42,600	2016	2016

In the first quarter of 2016, the development was completed. The land was converted from an abandoned citrus grove to a specialty/vegetable row crop property. The property has been leased under a short-term lease to a tenant with a first commercial crop anticipated later in 2016.

Condor Ranch	193	Avocados and Lemons	5,020,489	4,898,398	928,257	859,512	2016	2018

The development phase has been completed, including land preparation and irrigation installation, and the entire development property has been planted to lemons and avocados, with variety of the lemon trees maturing faster than initial expectations. The property is still considered to be in the process of development, as the majority of the young trees, while planted, are not yet commercially productive, while only 68 mature acres are subject to participating leases. The current tenant of the 68 mature acres has agreed to be the tenant of the currently 193 remaining acres under development as they transition into commercial crop-bearing production, and will enter into a transitional phase per the lease in future crop years. (3)

Roadrunner Ranch	227	Seedless organic mandarins	2,508,615	5,105,765	838,217	363,831	2016	2018

The development phase has been completed, including land preparation, irrigation installation, planting and frost protection installation. The property is still considered to be in the process of development as the majority of the young trees have been planted, but are not yet commercially productive and, as such, there is no tenant in place. While not commercially productive, the first organically certified crop was harvested in 2015. Approximately 22 acres, a minor portion of the property, may need to be replanted (this is in addition to the minor replanting of acres that were impacted by the 2013 freeze). (4)

Grassy Island Groves	451	Citrus	2,422,067	2,610,905	2,862,000	1,794,000	2019	2019

With respect to the north half of the property, new trees have been planted. Irrigation installation has also been completed. With respect to the south half of the property, new trees have been planted.(5)

Property	Tillable Acres Subject to Development	Crop Being Developed	Purchase Price Plus Closing Costs	Total Capital Expenditures to Date	Estimated Remaining Capital Expenditures	Estimated Remaining Capital Expenditures Less Revenue Offset(1)	Expected Development Completion Date	Expected Date Substantially Under Lease(2)	Description of Development
Quail Run Vineyard	77	Wine grapes	7,986,076	2,067,000	665,364	665,364	2017	2017

Development of 77 acres (of the 223 acre property) or three of the eight blocks to pinot noir grape vines has been completed, including the installation of trellises and drip hoses. The young vines are healthy and growing as expected.  These acres are still considered to be in the process of development as the vines are not yet commercially productive.

Pintail Vineyards	87	Wine grapes	1,091,048	966,423	204,113	204,113	2018	2018

Irrigation system development has been completed. Planting of pinot grigio and petite syrah wine grapes has been completed and the property is progressing toward commercial productivity, which is expected to be reached in 2018.

Hawk Creek Ranch	425	Pistachios	5,095,058	2,985,751	725,733	725,733	2021	2021	Installation of the irrigation system is complete. Planting and budding of pistachio trees was completed, with an additional 80 acres to be planted in 2016.
Total:	3,496		$31,455,552	$22,934,932	$6,266,284	$4,655,153

(1)	Revenue offset represents the estimated revenues to be realized from the property prior to the completion of the development.
(2)	Estimate of first full calendar year property development acreage will be substantially under commercial lease.
(3)

Our Agricultural Sub-Adviser continues to investigate whether additional acres can be planted. In addition, lemon and avocado acreage under development have been included in the lease with the tenant and are considered to be in a transitional phase (in transition from development to commercial productivity) during the term of the current lease as renewed in late 2015, noting that while such acres are considered to be in a transitional phase, there will be no base rent paid to us nor capital expenditure undertaken by us on those acres, and to the extent that gross revenues from the transitional acres exceeds a pre-determined threshold, there may be an opportunity for us to receive participating revenues based on a pre-determined formula included in the lease.

(4)

California experienced a freeze in December 2013, which resulted in the loss of 1-3% of the trees planted on the property. Replants were completed in the third quarter of 2014. Additionally, it is contemplated that 22 acres will be replanted to a different variety that is expected to establish itself in the soil more properly.

(5)

The south half of the property was purchased with the intent to lease that section while undergoing some redevelopment. Upon further evaluation of the property, we terminated the lease on that portion of the property and expect to replant and redevelop approximately 105 acres of the south half, while the remaining 105 acres of that portion of the property will be directly operated by us.

Contractual Obligations

The following table sets forth our contractual obligations and commitments as of December 31, 2015 which does not include management and performance fees, as they are not fixed and determinable:

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Principal payments of long-term debt obligations	$—	$—	$27,200,000	$—	$27,200,000
Purchase of permanent crops and equipment on development properties	180,556	65,056	—	—	245,612
Interest payments on variable-rate long-term indebtedness based on rates at December 31, 2015	26,719	—	—	—	26,719
Total	$207,275	$65,056	$27,200,000	$—	$27,472,331

As of December 31, 2015, we had drawn down an aggregate of approximately $27.2 million under our four revolving credit facilities. These facilities mature on January 1, 2019, January 1, 2020, August 1, 2020 and January 1, 2021, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flows

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

	For the Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,287,714)	$1,056,788
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,027,091	1,530,911
Loss (Gain) on sale of assets	29,414	(47,701)
Amortization of deferred financing costs	80,272	—
Internalization expense	9,794,745	—
Changes in operating assets and liabilities:
Decrease (increase) in other assets	44,455	(1,205,892)
Increase in rent receivable	(217,079)	(1,132,731)
(Decrease) increase in unearned rent	(753,118)	583,518
Increase in accrued expenses and other liabilities	347,243	1,604,395
Increase in legacy performance fee payable to Agricultural Sub-Adviser	2,027	—
(Decrease) increase in performance fees payable to AFA	(1,231,398)	382,047
(Decrease) increase in management fee payable to AFA	(331,143)	21,013
Net cash provided by operating activities	504,795	2,792,348
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate investments	(25,075,168)	(19,820,569)
Capital expenditures on real estate investments	(9,182,908)	(7,172,459)
Proceeds from sale of assets	4,330	257,675
Cash acquired in Internalization Transaction	102,050	—
Deposits for acquisition of real estate investments	(1,500,000)	—
Net cash used in investing activities	(35,651,696)	(26,735,353)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock - securities sales	48,000,000	4,160,000
Redemption of Preferred Stock	(31,900)	—
Proceeds from borrowings under credit facility	31,800,000	20,400,000
Repayment of borrowings under credit facility	(25,000,000)	—
Subscriptions received in advance	—	5,250,000
Offering costs paid	(8,358,303)	(60,938)
Financing costs paid	(492,797)	—
Dividends paid to shareholders	(3,074,138)	(2,252,148)
Distributions paid to non-controlling interests	(643,815)	(300,323)
Net cash provided by financing activities	42,199,047	27,196,591
Net increase in cash and cash equivalents	7,052,146	3,253,586
Cash and cash equivalents at beginning of year	7,466,642	4,213,056
Cash and cash equivalents at end of year	$14,518,788	$7,466,642

Net cash provided by operating activities was $504,795 for the year ended December 31, 2015, as compared to $2,792,348 for the year ended December 31, 2014. A majority of the cash provided by operating activities is generated from the rental payments we receive from our tenants, which we utilize to pay for the property-level operating expenses, management and performance fees to AFA, professional fees, sub-advisory fees, and other corporate level general and administrative expenses. The decline versus prior year in net cash provided by operating activities is principally due to the decrease in the performance fee payable to AFA and the decrease in unearned rent.

Net cash used in investing activities was $35,651,696 for the year ended December 31, 2015, as compared to $26,735,353 for the year ended December 31, 2014.  The higher cash used in investing activities in 2015 was principally due to higher spending on acquisitions of real estate investments.  We closed two acquisitions in 2015 (second tranche of Golden Eagle Ranch and Kingfisher Ranch) totaling $25,075,168, as compared to two acquisitions in 2014 totaling $19,820,569.   We also spent more money on our development properties in 2015 than in 2014, and used $1,500,000 towards a deposit on the Sun Dial acquisition.

Net cash provided by financing activities was $42,199,047 for the year ended December 31, 2015, as compared to $27,196,591 for the year ended December 31, 2014.  The higher cash provided by financing activities was principally driven by the $48,000,000 gross proceeds from the Offering and share listing on the NYSE MKT, net of offering costs.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

	For the Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,056,788	$833,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,530,911	1,265,275
Gain on sale of land	(47,701)	(463,478)
Changes in operating assets and liabilities:
Increase in other assets	(1,205,892)	(735,452)
(Increase) decrease in rent receivable	(1,132,731)	59,224
Increase in unearned rent	583,518	165,040
Increase in accrued expenses and other liabilities	1,604,395	568,981
Increase in performance fees payable to AFA	382,047	536,697
Increase in management fee payable to AFA	21,013	9,228
Net cash provided by operating activities	2,792,348	2,239,192
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate investments	(19,820,569)	(25,256,859)
Capital expenditures on real estate investments	(7,172,459)	(4,481,159)
Proceeds from sale of land	257,675	1,682,598
Deposits for acquisition of real estate investments	—	(50,000)
Net cash used in investing activities	(26,735,353)	(28,105,420)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock—securities sales	4,160,000	1,549,813
Proceeds from borrowings	20,400,000	—
Subscriptions received in advance	5,250,000	—
Repurchases of stock	—	(4,362,265)
Offering costs	(60,938)	(51,709)
Dividends paid to shareholders	(2,252,148)	(2,043,912)
Distributions paid to non‑controlling interests	(300,323)	(314,000)
Net cash provided by (used in) financing activities	27,196,591	(5,222,073)
Net increase (decrease) in cash and cash equivalents	3,253,586	(31,088,301)
Cash and cash equivalents at beginning of year	4,213,056	35,301,357
Cash and cash equivalents at end of at end of year	$7,466,642	$4,213,056

Net cash provided by operating activities increased $553,156, or 24.70%, during the year ended December 31, 2014, as compared to the year ended December 31, 2013. A majority of the cash provided by operating activities is generated from the rental payments we receive from our tenants, which we utilize to pay for the property‑level operating expenses, management, performance fees to AFA, professional fees and other corporate level general and administrative expenses. This amount increased in 2014 due to the growth in our operating revenues.  Part of the remaining cash was used to pay $301,413 in expenses, which are included in our deferred offering costs balance at December 31, 2014.

Net cash used in investing activities decreased $1,370,067, or 4.87%, during the year ended December 31, 2014, as compared to the year ended December 31, 2013, as a result of less funds spent on acquisition of farms, though we incurred more development costs than acquisition expenses, offset by fewer proceeds received from the expropriated 79 acres of our Macomb Farm property.

Net cash provided by financing activities increased $32,418,664, or 620.80%, during the year ended December 31, 2014, as compared to the year ended December 31, 2013, as a result of the drawdown of the original credit facility, no buyback of stock in 2014 and more capital raised in 2014 compared to 2013.

Non-GAAP Financial Measures

The Company believes FFO attributable to the Company, Core FFO attributable to the Company, AFFO attributable to the Company, NOI and NAV are non-GAAP financial measures that investors may find useful as key supplemental measures of its performance.  These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss, and stockholders’ equity.  Further, these non-GAAP financial measures as calculated by the Company may not be comparable to how other companies define and calculate such terms.

FFO attributable to the Company

The Company believes FFO attributable to the Company is a useful, supplemental measure of its operating performance that is a recognized metric used extensively by the real estate industry and, in particular, REITs.  The Company calculates FFO attributable to the Company in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT).  NAREIT defines Funds From Operations (FFO) as net income (loss) computed in accordance with generally accepted accounting principles (GAAP),  excluding gains (or losses) from sales of depreciated real estate assets, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures in which the reporting entity holds an interest. The Company believes that net income attributable to the Company is the most directly comparable GAAP measure to FFO attributable to the Company. FFO attributable to the Company, however, does not represent an alternative to net income attributable to the Company as an indicator of the Company’s performance or “Cash Flows from Operating Activities” as determined by GAAP as a measure of the Company’s capacity to fund cash needs, including the payment of dividends.

Management presents FFO attributable to the Company as a supplemental performance measure because it believes that FFO attributable to the Company is beneficial to investors as a starting point in measuring the Company’s operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from sales of depreciable operating farms, which do not relate to or are not indicative of operating performance, FFO attributable to the Company provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. Management also believes that, as a widely recognized measure of the performance of REITs, FFO attributable to the Company will be used by investors as a basis to compare the Company’s operating performance with that of other REITs.  However, other equity REITs may not calculate FFO attributable to the Company in accordance with the NAREIT definition as does the Company, and, accordingly, the Company’s FFO attributable to the Company may not be comparable to such other REITs’ FFO attributable to the Company.

Core FFO attributable to the Company and Adjusted FFO Attributable to the Company (AFFO)

The Company calculates Core FFO attributable to the Company by adding back to FFO attributable to the Company (i) performance fees payable to related parties (which ceased following the Internalization Transaction), (ii) acquisition-related expenses, and (iii) other income and expense items considered to be one-time in nature (including the expense related to the Company’s Internalization Transaction incurred concurrent with the Offering).  The Company calculates AFFO attributable to the Company by adding back to Core FFO attributable to the Company (i) amortization of deferred financing costs, (ii) stock-based compensation expense (which has not been incurred to date, but which the Company anticipates will be incurred in future periods), (iii) non-real estate depreciation and amortization expense, if any (iv) straight line rent adjustments, and (v) above and below market lease amortization adjustments, if any.

Management believes Core FFO attributable to the Company and AFFO attributable to the Company are important supplemental measures of operating performance because they are measures of cash flow available for stockholders and measures that can be analyzed in conjunction with the ability to pay dividends. The Company is required in certain instances to expense costs for GAAP purposes related to acquiring farms, such as the acquisition fee paid to its Agricultural Sub-Adviser, and legal, professional and other fees (including transfer taxes in some cases) associated with closing the purchase of each property, which do not correlate with the ongoing operations of its existing properties. In addition, the amortization of costs to obtain financing is a non-cash expense item, as is stock-based compensation expense.  The Company believes that net income attributable to the Company is the most directly comparable GAAP measure to Core FFO attributable to the Company and AFFO attributable to the Company.  Core FFO attributable to the Company and AFFO attributable to the Company, however, do not represent alternatives to net income attributable to the Company as an indicator of the Company’s performance or “Cash Flows from Operating Activities” as determined by GAAP as a measure of the Company’s capacity to fund cash needs, including the payment of dividends.  Other equity REITs may not calculate Core FFO attributable to the Company and AFFO attributable to the Company as does the Company, and, accordingly, the Company’s Core FFO attributable to the Company and AFFO attributable to the Company may not be comparable to such other REITs’ calculations of these measures.

Net Operating Income (“NOI”)

The Company defines NOI as operating revenues (rental income comprising both fixed and participating rent, tenant recovery income and other property income, excluding straight line rental income, amortization of lease inducements, amortization of acquired above and below market lease intangibles and lease termination fee income), less property operating expenses (real estate tax expense and property operating expense). Management believes NOI provides useful information to investors regarding the Company’s results of operations because it reflects only those income and expense items that are incurred at the property level and when compared across periods reflects the impact on operations from trends in occupancy, rental rates, including participating rents, property operating costs and acquisition and disposition activity, on an unleveraged basis and excluding general and administrative overhead costs.  Management believes that net income attributable to the Company is the most directly comparable GAAP measure to NOI.  However, NOI should only be used as a supplemental measure of the Company’s financial performance and does not represent an alternative to net income attributable to the Company as an indicator of the Company’s performance or “Cash Flows from Operating Activities” as determined by GAAP.  Other REITs may use different methodologies for calculating NOI and, accordingly, the Company’s NOI may not be comparable to other REITs.

Net Asset Value (NAV) per share

The Company estimates the fair value of its farms based on appraised value, expressed in terms of net asset value (NAV).  NAV is calculated as stockholders’ equity of the Company, as adjusted for the increase or decrease in fair value of the portfolio attributable to the Company, and then divided by the Company’s total common shares outstanding.  For purposes of determining the adjustment between the investment in real estate on a GAAP basis and on a fair value basis, all of the costs associated with the acquisition of all properties were added to the cost thereof (irrespective of whether the acquisition was treated as a business combination or not), and no effect was given to straight-lining rental income. In addition, all capital expenditures and development costs post-acquisition are capitalized and thereafter added to the cost of all of the properties, and included in net book value, for purposes of the fair value analysis. Management presents NAV as a supplemental non-GAAP measure because it believes that NAV is beneficial to investors in measuring whether the company’s investments in real estate have appreciated in value, in aggregate, since their respective dates of acquisition. The Company believes that stockholders’ equity of the Company is the most directly comparable GAAP measure to NAV. Due to possible differences in the calculation or application of the definition of NAV, including the reliance on independent, third-party appraisers in determining fair value, a comparison of the Company's NAV to similar measures utilized by other REITs may not necessarily be meaningful.

In determining the fair value of the investments in real estate, the Company has historically relied on independent third-party appraisal firms that employ a certified appraiser with local knowledge and expertise who is certified as either an A.R.A. or M.A.I. appraiser or state certified as a Certified General Real Estate Appraiser or a Certified General Appraiser and who performed their formal appraisals as of December 31 in each calendar year for each property (except as noted below). The Company’s independent auditors have not audited or reviewed these appraisals. Properties that were purchased in the fourth quarter of any calendar year were not appraised until December 31 of the calendar year end following the year of acquisition. Until first appraised, such properties were valued at cost. Each full appraisal was prepared in conformity with the Uniform Standards of Professional Appraisal Practice and utilized at least one of the following three approaches to value:

(i) the cost approach, which establishes value by estimating the current costs of reproducing the improvements (less loss in value from depreciation) and adding land value to it;

(ii) the income capitalization approach, which establishes value indicated by the subject property's net earning power based on the capitalization of income; and/or

(iii) the comparable sales approach, which establishes value indicated by recent sales of comparable properties in the market place,

with each approach leading to a final opinion of the appraised value of the subject property by the appraiser. The income capitalization approach is very sensitive to the final capitalization rate chosen, with small changes in the capitalization rate resulting in significant changes in market value. Factors considered during the land valuation process utilized for the comparable sales approach, include, among others, prominence of location, size, shape, availability of utilities, zoning, topography, property rights, financing, property improvements, market conditions and land use mix. Though the three approaches are interrelated and one or more of the approaches may be selected by the appraiser depending on applicability, generally in the appraisal of agricultural property, the comparable sales approach is most often utilized. In the case of our development properties, the cost approach tends to be more frequently relied upon due to the lack of (i) income (as the properties are under development and are not bearing crops that generate commercial income) and (ii) comparable sales of cropland farms undergoing development (sales are typically either of raw land or of mature farms), and in the early years of development until the farm is producing a commercially viable crop, despite the potentially significant capital expenditures, development properties are often compared to raw land, which may significantly undervalue the property.  While management believes that values presented fairly reflect current market conditions, such values are subjective and are based on assumptions, judgments and estimates that are dependent upon market conditions that are subject to change without notice and, therefore, may prove to be inaccurate.  Such inaccuracies may have a material impact on the Company’s overall portfolio valuation.  The value of each property will ultimately be determined by the timing of, and market conditions that exist upon, the disposition of each property.

Reconciliation of FFO attributable to the Company, Core FFO attributable to the Company and AFFO Attributable to the Company to Net Income Attributable to the Company

The following table sets forth a reconciliation of FFO attributable to the Company, Core FFO attributable to the Company and AFFO attributable to the Company to net income attributable to the Company, the most directly comparable GAAP equivalent, for the periods indicated below:

	For the Years Ended December 31,
	2015	2014	2013
Net (loss) income attributable to the Company	$(7,874,609)	$710,717	$553,451
Loss (gain) on sale of depreciable real estate	29,414	(47,701)	(463,478)
Depreciation	2,027,091	1,530,911	1,265,275
Non-controlling interests' share of above adjustments	(349,240)	(261,213)	(142,729)
FFO attributable to the Company	(6,167,344)	1,932,714	1,212,519
Weighted average shares(1)	12,041,532	10,404,087	10,039,722
FFO attributable to the Company per share	$(0.51)	$0.19	$0.12

FFO attributable to the Company	(6,167,344)	1,932,714	1,212,519
Performance fees—related party(2)	1,490,980	1,231,398	849,351
Acquisition-related expenses	—	44,712	431,309
Internalization expense	9,794,745	—	—
Non-controlling interests' share of above adjustments(3)	(1,896,163)	(169,859)	(192,554)
Core FFO attributable to the Company	$3,222,218	$3,038,965	$2,300,625
Weighted average shares(4)	12,668,570	10,404,087	10,039,722
Core FFO attributable to the Company per share	$0.25	$0.29	$0.23

Core FFO attributable to the Company	$3,222,218	$3,038,965	$2,300,625
Amortization of deferred financing costs(5)	80,272	33,493	3,028
Straight line rent adjustment	(26,498)	8,735	(13,091)
Above and below market lease adjustment	—	(106,481)	(18,519)
Non-controlling interests' share of above adjustments	(8,728)	11,295	5,084
AFFO attributable to the Company	3,267,264	2,986,007	2,277,127
Weighted average shares(4)	12,668,570	10,404,087	10,039,722
AFFO attributable to the Company per share	$0.26	$0.29	$0.23

(1)

For the year ended December 31, 2015, the inclusion of Common Units is antidilutive to FFO attributable to the Company per common share and has therefore been excluded in the presentation of FFO attributable to the Company per common share.

(2)

The Company’s prior external advisor previously received performance allocations, which are referred to as performance fees.  Upon the consummation of the Internalization Transaction and concurrent with the Offering, these fees were no longer payable.

(3)

For the year ended December 31, 2015, includes an adjustment to account for the impact of non-controlling interests’ share of adjustments to FFO which have not been included in FFO due to the antidilutive effect of the Common Units on the calculation of FFO attributable to the Company per share (see also footnote 1 above).

(4)	For the year ended December 31, 2015, includes the dilutive and weighted average impact of the Common Units subsequent to the Internalization Transaction and the Offering.
(5)

Amortization of deferred financing costs was previously included as an add-back to Core FFO, but with the introduction of AFFO as a reported non-GAAP measure, the Company has reclassified this item as an adjustment from Core FFO to AFFO.

Reconciliation of NOI to Net Income Attributable to the Company

The following table sets forth a reconciliation of NOI to Net Income Attributable to the Company, the most directly comparable GAAP equivalent, for the periods presented.

	For the Years Ended December 31,
	2015	2014	2013
Net (loss) income attributable to the Company	$(7,874,609)	$710,717	$553,451
Net (loss) income attributable to non-controlling interests	(1,413,105)	346,071	280,226
Income tax provision	165,848	—	—
Loss (gain) on sale of assets	29,414	(47,701)	(463,478)
Total other expense (income)	593,418	117,114	(13,101)
Operating (loss) income	(8,499,034)	1,126,201	357,098
Depreciation	2,027,091	1,530,911	1,265,275
Straight line rent adjustment	(26,498)	8,735	(13,091)
Above and below market lease adjustment	—	(106,481)	(18,519)
Management and performance fees—related party	2,884,756	2,528,255	2,060,741
Acquisition-related expenses	—	44,712	431,309
Professional fees(1)	978,614	386,236	334,859
Internalization expense	9,794,745	—	—
Sub-advisory fees	413,930	—	—
General and administrative expenses	912,489	273,321	175,491
NOI	$8,486,093	$5,791,890	$4,593,163

(1)	Excludes professional fees incurred at the property operating level.

Reconciliation of Net Asset Value (NAV) per Share to Company Stockholders’ Equity

The following table provides a reconciliation of Net Asset Value (NAV) per fully diluted share to Company stockholders’ equity for the periods presented.

	As of December 31,
	2015	2014	2013
Company stockholders' equity	$132,371,084	$98,877,752	$96,369,337
Revaluation adjustment attributable to the Company(1)	37,419,678	21,827,892	14,747,096
Company stockholders' equity determined on the basis of fair value(2)	169,790,762	120,705,644	111,116,433
Number of fully diluted common shares outstanding	16,890,847	10,436,902	10,039,384
NAV per share(3)	$10.05	$11.57	$11.07

(1)

Represents the difference between the appraised value of each property and its net book value, after accumulated depreciation and after adding back any acquisition‑related expenses that were expensed. The revaluation adjustment attributable to the Company excludes the portion attributable to non‑controlling interests.

(2)	Increases in fair value are primarily driven by changes in independent third‑party appraisals, additional development costs and acquisition‑related expenses.
(3)

Net of cumulative dividends paid.  The estimated NAV per share following the Offering and giving effect to the $2.52 per share dilutive effect of the Offering and Internalization Transaction was $9.64 per share.

Subsequent Events

No material subsequent events have occurred since December 31, 2015 that required recognition or disclosure in financial statements, except as disclosed below.

The Board of Directors declared a dividend of 6.25 cents per share for the first quarter of 2016 payable on March 31, 2016 to shareholders of record as of March 21, 2016, and a distribution of 6.25 cents per Common Unit for the first quarter of 2016 payable on March 31, 2016 to unit holders of record as of March 21, 2016.

On January 27, 2016, the Company completed the Sun Dial acquisition in which it acquired a portfolio of mature permanent crop properties aggregating to approximately 2,186 gross acres and approximately 1,718 net plantable acres for a combined gross purchase price of $63.5 million, excluding transaction costs.  The Sun Dial acquisition was funded from cash on hand in the amount of $9.8 million and additional borrowings of $53.7 million under the Company’s existing revolving credit facilities.  The seven properties are located across multiple counties in California, each with its own on-site water well(s) and/or surface water, and will be operated as four distinct farms based on crop type and location.  Crops planted include almonds, lemons, mandarins and several other fresh citrus varieties as well as a small planting of prunes.  The purchase of these properties will be treated as an asset acquisition.  Green Leaf LLC, an affiliate of the Sellers, has executed operating lease agreements contemporaneously with this acquisition to operate all four farms.

On March 2, 2016, the Compensation Committee of the Board of Directors approved the award of 47,444 shares to officers, employees and a non-employee director under the Company’s 2014 Equity Incentive Plan at a price of $5.95 per share for work related to the Offering.  These shares were immediately vested, but can only be disposed of after the expirations of the applicable lock-up agreements entered into by such officers, employees and non-employee directors in connection with the Offering.  The award will be recognized as $282,292 of share-based compensation expense in the first quarter of 2016. Following the withholding of shares for tax withholdings, 31,050 additional shares were issued and outstanding, bringing the total shares of common stock outstanding to 16,921,897.

On March 23, 2016, the Compensation Committee of the Board of Directors approved the award of 163,487 restricted stock units (“RSUs”) to officers, employees and a non-employee director under the Company’s 2014 Equity Incentive Plan.  The RSUs are subject to vesting over a four-year period based entirely upon the attainment of pre-determined levels of total shareholder returns, as will be measured as of each year end compared to the Company’s common share price on December 31, 2015, and with one-quarter of the RSUs subject to vesting each year.  The RSUs are not entitled to receive dividends while unvested.  The Company may recognize stock-based compensation expense associated with this award of RSUs in future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risks to which we are exposed are interest rate risk and commodity price risk for those commodities that impact our participating rents. Our primary interest rate exposure is the daily and/or three month LIBOR. We may use fixed interest rate financing to manage our exposure to long-term fluctuations in interest rates. On a limited basis, we also may use derivative financial instruments to manage interest rate risk. We will not use such derivatives for trading or other speculative purposes and we do not currently have any hedges in place.  Our primary commodity price risks relate to our participating permanent crop leases and include walnuts, pistachios, almonds, pecans, lemons, and avocados, among others.  Commodity prices can vary depending on a number of factors, including production yields (regional, national and global) and consumer demand (national and global). Although our leases require our tenants to purchase crop insurance, which provides a measure of risk mitigation, participating revenue streams under our participating leases are subject to significant variability year to year due in part to fluctuations in commodity prices.

As of December 31, 2015, all of our outstanding debt, approximately $27.2 million, had variable interest rates. Assuming no increase in the amount of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $272,000 per year. At December 31, 2015, three-month LIBOR was approximately 61 basis points.

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

Inflation may impact the value of our farms over the long term. To the extent that interest rates increase, costs associated with our borrowing arrangements may also increase. Interest rate increases or decreases may also have an effect on farmland values because farmland cash returns and capitalization rates tend to increase as real interest rates increase. However, historical observation of farmland value changes versus interest rate changes show an inconsistent relationship which cannot be relied upon. It appears that interest rates are only one factor among many which may impact farmland value. As may be expected, farmland prices tend to follow crop prices over the long run.

Seasonality

Our revenues are also impacted by the seasonality of crop harvests and the timing of when revenue is recognized in connection with such harvests, as the leases for our permanent crops have both fixed and participating components, with the participating component tied to a percentage of gross revenue generated by a crop yield or a share of the crop yield. We currently have seven farms that are subject to participating leases and expect to use similar leasing structures in the future. Payments under such leases are made two to four times annually, with some payments being made in the year subsequent to the relevant harvest, which causes revenue to be concentrated unevenly in the fourth, first and second quarters of each year, varying in amount and timing from year to year. See ”Management’s Discussion and Analysis and Results of Operations—Factors That May Affect Our Operating Results and Asset Value—Seasonality” above.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Farmland Company

New York, New York

We have audited the accompanying consolidated balance sheets of American Farmland Company and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement Schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Farmland Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

March 30, 2016

American Farmland Company and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS:
Investments in real estate—net	$171,342,731	$140,104,858
Cash and cash equivalents	14,518,788	7,466,642
Rent receivable	1,766,254	1,549,175
Deferred financing costs, net	558,992	146,467
Deferred offering costs	—	1,363,388
Other assets	2,099,336	466,282
Total assets	$190,286,101	$151,096,812
LIABITILIES AND EQUITY:
LIABILITIES:
Borrowings under credit facilities	$27,200,000	$20,400,000
Accrued expenses and other liabilities	2,377,305	2,856,580
Subscription received in advance	—	5,250,000
Performance fee payable to AFA	—	1,231,398
Legacy performance fee payable to Agricultural Sub-Adviser	1,106,307	—
Management fee payable to AFA	—	331,143
Unearned rent	834,858	1,587,976
Total liabilities	31,518,470	31,657,097
Commitments and contingencies
EQUITY:
Common stock, $0.01 par value—300,000,000 shares authorized; 16,890,847 shares issued and outstanding at December 31, 2015 and 10,436,902 shares issued and outstanding at December 31, 2014	168,908	104,369
Preferred stock, $0.01 par value—0 shares issued and outstanding at December 31, 2015 and 29 shares issued and outstanding at December 31, 2014	—	—
Additional paid-in-capital	149,846,969	105,445,855
Accumulated deficit	(17,644,793)	(6,672,472)
Company stockholders’ equity	132,371,084	98,877,752
Non-controlling interests in operating partnership	26,396,547	20,561,963
Total equity	158,767,631	119,439,715
Total liabilities and equity	$190,286,101	$151,096,812

The accompanying notes are an integral part of these financial statements.

American Farmland Company and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2015	2014	2013
OPERATING REVENUES:
Fixed rent	$5,273,436	$3,289,130	$3,191,581
Participating rent	4,307,950	3,608,309	2,070,989
Recovery of real estate taxes	484,983	310,643	317,561
Other income	82,667	52,981	135,803
Total operating revenues	10,149,036	7,261,063	5,715,934
OPERATING EXPENSES:
Depreciation	2,027,091	1,530,911	1,265,275
Management and performance fees—related party	2,884,756	2,528,255	2,060,741
Property operating expenses	1,594,177	1,351,655	1,083,729
Acquisition–related expenses	—	44,712	431,309
Professional fees	1,020,882	406,008	342,291
Internalization expense	9,794,745	—	—
Sub-advisory fees	413,930	—	—
General and administrative expenses	912,489	273,321	175,491
Total operating expenses	18,648,070	6,134,862	5,358,836
OPERATING (LOSS) INCOME	(8,499,034)	1,126,201	357,098
Other (income) expense:
Interest income	(1,404)	(1,980)	(23,483)
Interest expense and financing costs	594,822	119,094	10,382
Total other expense (income)	593,418	117,114	(13,101)
(LOSS) INCOME BEFORE (LOSS) GAIN ON SALE OF ASSETS	(9,092,452)	1,009,087	370,199
(Loss) gain on sale of assets	(29,414)	47,701	463,478
(LOSS) INCOME BEFORE INCOME TAXES	(9,121,866)	1,056,788	833,677
Income tax provision	165,848	—	—
NET (LOSS) INCOME	(9,287,714)	1,056,788	833,677
Less net (loss) income attributable to non-controlling interests	(1,413,105)	346,071	280,226
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(7,874,609)	$710,717	$553,451
(LOSS) EARNINGS PER WEIGHTED AVERAGE COMMON SHARE:
Basic and diluted	$(0.65)	$0.07	$0.06
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	12,041,532	10,404,087	10,039,722

The accompanying notes are an integral part of these financial statements.

American Farmland Company and Subsidiaries

Consolidated Statements of Changes in Equity

	No. of Shares	Common Stock	Preferred Stock	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interests	Total Equity
BALANCE—January 1, 2013	10,256,069	$102,560	$—	$103,392,141	$—	$(3,073,846)	$20,448,075	$120,868,930
Issuance of stock—securities sales	154,710	1,547	—	1,687,453	—	—	61,813	1,750,813
Repurchases of stock	—	—	—	—	(4,362,265)	—	—	(4,362,265)
Issuance of stock—reinvestment of dividends	33,805	338	—	370,000	—	—	—	370,338
Offering costs	—	—	—	(42,517)	—	—	(9,192)	(51,709)
Net income	—	—	—	—	—	553,451	280,226	833,677
Dividends and distributions*	—	—	—	—	—	(2,259,525)	(314,000)	(2,573,525)
BALANCE—December 31, 2013	10,444,584	104,445	—	105,407,077	(4,362,265)	(4,779,920)	20,466,922	116,836,259
Retirement of treasury stock	(405,200)	(4,052)	—	(4,358,213)	4,362,265	—	—	—
Issuance of stock—securities sales	366,768	3,668	—	4,096,332	—	—	60,000	4,160,000
Issuance of stock—reinvestment of dividends	30,750	308	—	350,890	—	—	—	351,198
Offering costs	—	—	—	(50,231)	—	—	(10,707)	(60,938)
Net income	—	—	—	—	—	710,717	346,071	1,056,788
Dividends and distributions*	—	—	—	—	—	(2,603,269)	(300,323)	(2,903,592)
BALANCE—December 31, 2014	10,436,902	104,369	—	105,445,855	—	(6,672,472)	20,561,963	119,439,715
Issuance of stock—securities sales pre Offering	453,945	4,539	—	5,245,461	—	—	—	5,250,000
Issuance of stock—securities sales from Offering	6,000,000	60,000	—	47,940,000	—	—	—	48,000,000
Issuance of common units—internalization	—	—	—	—	—	—	7,891,504	7,891,504
Redemption of preferred stock	—	—	—	(31,900)	—	—	—	(31,900)
Offering costs	—	—	—	(8,752,447)	—	—	—	(8,752,447)
Net loss	—	—	—	—	—	(7,874,609)	(1,413,105)	(9,287,714)
Dividends and distributions*	—	—	—	—	—	(3,097,712)	(643,815)	(3,741,527)
BALANCE—December 31, 2015	16,890,847	$168,908	$—	$149,846,969	$—	$(17,644,793)	$26,396,547	$158,767,631

* For full detail of dividends paid refer to Note 8 (Stockholders’ Equity)

The accompanying notes are an integral part of these financial statements.

American Farmland Company and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,287,714)	$1,056,788	$833,677
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,027,091	1,530,911	1,265,275
Loss (gain) on sale of assets	29,414	(47,701)	(463,478)
Amortization of deferred financing costs	80,272	—	—
Internalization expense	9,794,745	—	—
Changes in operating assets and liabilities:
Decrease (increase) in other assets	44,455	(1,205,892)	(735,452)
(Increase) decrease in rent receivable	(217,079)	(1,132,731)	59,224
(Decrease) increase in unearned rent	(753,118)	583,518	165,040
Increase in accrued expenses and other liabilities	347,243	1,604,395	568,981
Increase in legacy performance fee payable to Agricultural Sub-Adviser	2,027	—	—
(Decrease) increase in performance fee payable to AFA	(1,231,398)	382,047	536,697
(Decrease) increase in management fee payable to AFA	(331,143)	21,013	9,228
Net cash provided by operating activities	504,795	2,792,348	2,239,192
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate investments	(25,075,168)	(19,820,569)	(25,256,859)
Capital expenditures on real estate investments	(9,182,908)	(7,172,459)	(4,481,159)
Proceeds from sale of assets	4,330	257,675	1,682,598
Cash acquired in Internalization Transaction	102,050	—	—
Deposits for acquisition of real estate investments	(1,500,000)	—	(50,000)
Net cash used in investing activities	(35,651,696)	(26,735,353)	(28,105,420)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock—securities sales	48,000,000	4,160,000	1,549,813
Repurchases of stock	—	—	(4,362,265)
Redemption of preferred stock	(31,900)	—	—
Proceeds from borrowings under credit facility	31,800,000	20,400,000	—
Repayment of borrowings under credit facility	(25,000,000)	—	—
Subscriptions received in advance	—	5,250,000	—
Offering costs paid	(8,358,303)	(60,938)	(51,709)
Financing costs paid	(492,797)	—	—
Dividends paid to shareholders	(3,074,138)	(2,252,148)	(2,043,912)
Distributions paid to non-controlling interests	(643,815)	(300,323)	(314,000)
Net cash provided by (used in) financing activities	42,199,047	27,196,591	(5,222,073)
Net increase (decrease) in cash and cash equivalents	7,052,146	3,253,586	(31,088,301)
Cash and cash equivalents at beginning of year	7,466,642	4,213,056	35,301,357
Cash and cash equivalents at end of year	$14,518,788	$7,466,642	$4,213,056
NONCASH INVESTING ACTIVITY:
Deposits for real estate investments paid in 2013, which closed in 2014	$—	$50,000	201,590
Fixed asset acquired in Internalization Transaction	1,228	—	—
Capital expenditures payable in subsequent year	152,944	—	—
Other assets acquired in Internalization Transaction	177,509	—	—
Accrued expenses acquired in Internalization Transaction	219,748	—	—
Legacy performance fee payable to Agricultural Sub-Adviser acquired in Internalization Transaction	1,104,280	—	—
NONCASH FINANCING ACTIVITIES:
Reinvestment of dividends	$—	$351,198	$370,338
Dividend declared in one year and paid in subsequent year	220,954	197,380	197,457
Subscriptions received in prior year	5,250,000	—	201,000
Operating Partnership Units issued pursuant to the Internalization Transaction	7,891,504	—	—
Reduction of equity related to offering costs	8,752,447	—	—
Deferred offering costs	8,248,527	—	—
SUPPLEMENTAL DISCLOSURE
Cash interest paid	$499,533	$76,788	—
Cash paid for income taxes	79,832	—	—

The accompanying notes are an integral part of these financial statements.

American Farmland Company

Notes to Consolidated Financial Statements

1. ORGANIZATION

American Farmland Company (together with its subsidiaries, the “Company”), a Maryland corporation, was established on October 9, 2009, and commenced its operations on October 15, 2009, for purposes of investing in farmland principally located in the United States.  The Company conducts all of its activities through American Farmland Company L.P. (the “Operating Partnership”), a Delaware limited partnership.  The Company owned 83.8% and 80.8% of the limited partnership interests in the Operating Partnership at December 31, 2015 and 2014, respectively.

The Company is the sole general partner of the Operating Partnership.  Prior to its internalization on October 23, 2015 (the “Internalization Transaction”), American Farmland Advisors LLC (“AFA”) was the external advisor of the Operating Partnership as well as its co-general partner (see Note 7).

American Farmland TRS LLC (“AFC TRS LLC”), a Delaware limited liability company, was formed originally to hold part of the interest in AFA held by one of the owners of AFA and was acquired by the Operating Partnership as part of the Internalization Transaction. We have elected for AFC TRS LLC to be taxed as a taxable REIT subsidiary (“TRS”). It is currently anticipated that its income will predominately consist of its share of the income earned by AFA. Since we indirectly own 100% of the voting securities of AFC TRS LLC, the financial position and results of operations of AFC TRS LLC are consolidated within our financial statements.  AFCO CA TRS LLC (“California TRS”), a Delaware limited liability company, was formed to acquire the non-real estate related assets from one of our 2015 acquisitions upon the expiration of the lease with the tenant or earlier under certain circumstances.  We have elected for California TRS to be taxed as a TRS. It is currently anticipated that its income will predominately consist of fees earned from the renting of the non-real estate related assets at the end of the lease with the current tenant.  Since we indirectly own 100% of the voting securities of California TRS, the financial position and results of operations of California TRS are consolidated within our financial statements.

All subsequent references in this report to the “Company,” “we,” “us” and “our” refer, collectively, to American Farmland Company, the Operating Partnership, AFA and the Operating Partnership’s subsidiaries, unless the context otherwise requires or where otherwise indicated.

On October 19, 2015, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-11, as amended (File No. 333-205260) in connection with the Company’s initial public offering, pursuant to which it registered and sold 6,000,000 shares of the Company’s common stock, including 419,900 shares pursuant to a directed shares program, for an aggregate offering amount of approximately $48 million (the “Offering”). The Offering was completed on October 23, 2015.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Certain prior year balances have been reclassified in order to conform to current year presentation. The comparative amount for other assets on the consolidated balance sheet has been reclassified to reflect separate amounts for deferred financing costs and deferred offering costs.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  Our cash and cash equivalents at December 31, 2014 included investments in a money market fund and a commercial paper fund in the amount of $842,305, which were Level 1 assets.  There are no such investments at December 31, 2015.

The Company maintains cash balances in major banks which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC). The Company had funds on deposit in excess of amounts insured by the FDIC; however, the Company believes the credit risk related to these deposits is minimal.

Investments in Real Estate—Investments in real estate consist of farmland and improvements made to the farmland, consisting of buildings; wells, irrigation and drain systems; and trees and vines acquired in connection with the land purchase. Investments in real estate are recorded at cost. Improvements, replacements and costs of development for new trees and vines or the repurposing of raw land are capitalized when they extend the useful life or improve the use of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight‑line method over the estimated useful lives of the depreciable assets. The estimated useful lives range from seven to eighteen years for land improvements, twenty‑five to thirty years for buildings, five to thirty years for trees and vines, and five to eight years for fixtures and equipment.

In some cases we acquire farmland without a lease in place, with newly‑originated leases where the seller or related party is not the tenant, or in sale‑leaseback transactions with newly‑originated leases. These transactions are accounted for as asset acquisitions under Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” In the case of an asset acquisition, the transaction costs incurred are capitalized as part of the purchase price of the asset.

Other acquisitions involve the acquisition of farmland that is already being operated as rental property and has a lease in place that is assumed at the time of acquisition, which are considered to be business combinations under ASC 805 “Business Combinations.” ASC 805 requires that all transaction costs related to the acquisition be expensed as incurred, rather than capitalized.

The Internalization Transaction included, among other things, the acquisition of AFA.  The Internalization Transaction was treated as a business combination under ASC 805, and the excess of the consideration over the fair value of the net liabilities assumed from AFA together with $860,000 of transaction costs associated with the Internalization Transaction were expensed in 2015.

Whether an acquisition is treated as an asset acquisition under ASC 360 or a business combination under ASC 805, the purchase price must be allocated to the tangible assets acquired and liabilities assumed (if any) consisting of land, buildings, improvements, trees and vines, long‑term debt (if any), and identifiable intangible assets and liabilities, typically the value of any in‑place leases, as well as above‑market and below‑market leases, based in each case on their fair values.

Management’s estimates of fair value are made using methods similar to those used by independent appraisers, such as a sales comparison approach, a cost approach, and an income capitalization approach (utilizing a discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical, expected lease‑up periods, taking into consideration current market conditions and costs to execute similar leases and the commodity prices for the crops grown and productivity on such properties, where the lease will include a participation in the gross revenues earned by the tenant. Management also considers information obtained about each property as a result of our pre‑acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rental income at market rates during the hypothetical, expected lease‑up periods, which primarily range from 3 to 12 months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including legal and other related expenses, to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. Management allocates purchase price to the fair value of the tangible assets and liabilities of an acquired property by valuing the property as if it were vacant. The “as‑if‑vacant” value is allocated to land, buildings, improvements and trees and vines based on management’s determination of the fair values of these assets.

Above‑market and below‑market in‑place lease values for acquired properties are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in‑place leases and (ii) management’s estimate of fair market lease rates for the corresponding in‑place leases, measured over a period equal to the remaining, non‑cancelable term of the lease. The total amount of other intangible assets or liabilities acquired will be further allocated to in‑place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease. When determining the non‑cancelable term of the lease, fixed‑rate renewal options, if any, are evaluated to see if they should be included. Prior to 2013, all acquired leases were determined to be at market. In connection with one of our 2013 acquisitions, we allocated $125,000 of the purchase price to a below‑market lease, which terminated December 15, 2014. The fair value of this capitalized below‑market lease intangible was amortized into rental income over the non‑cancelable term of the lease. $106,481 was amortized in 2014 and $18,519 in 2013. The value of in-place leases is amortized over the remaining term of the lease. Should a tenant terminate its lease, the unamortized portion of any above‑market and below‑market lease values, in‑place lease values and any associated intangibles will be immediately charged to the related income or expense.

We account for the impairment of real estate, including intangible assets, in accordance with ASC 360‑10‑35, “Property, Plant, and Equipment,” which requires us to periodically review the carrying value of each property to determine whether circumstances indicate impairment of the carrying value of the investment exists or if depreciation periods should be modified. If circumstances support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine whether the carrying value of the investment in such property is recoverable. In performing the analysis, we consider such factors as agricultural and business conditions in the regions in which our farms are located, and the development period (if applicable), and whether there are indications that the fair value of the real estate has decreased. If the carrying amount is more than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis. We concluded that none of our properties were impaired as of December 31, 2015 or 2014 and we will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on real estate assets since our inception.

Earnings Per Share— Basic earnings per share is calculated by dividing net income (loss) attributable to the Company by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per share is calculated by dividing net income (loss) attributable to the Company by the weighted-average number of shares of common stock outstanding during the period, plus other potentially dilutive securities such as stock grants (if applicable) or shares that would be issued in the event that Common Units are redeemed for shares of common stock.  No adjustment is made for shares that are anti-dilutive during a period.

Non‑Controlling Interests—Non‑controlling interest is the portion of capital in the Operating Partnership not attributable to the Company.  Our non‑controlling interests relate to the capital accounts of affiliates of the members of AFA (the “Founders”), the interests acquired by the owners of AFA pursuant to the Internalization Transaction and until October 23, 2015, the de minimis capital account of AFA in the Operating Partnership.  Non‑controlling interests are reported in equity on the consolidated balance sheets but separate from the Company’s stockholders’ equity. On the consolidated statements of operations, the Operating Partnership is reported at the consolidated amount, including both the amount attributable to the Company and non‑controlling interests.

Rent receivable— Rent receivable is presented at face value, net of the allowance for doubtful accounts, if any. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The allowance for doubtful accounts was $0 as of December 31, 2015 and 2014.

Deferred financing costs— Deferred financing costs consist of costs incurred to obtain financing, including legal fees, up-front commitment fees, administrative fees and in some cases, mortgage recording taxes.  Costs associated with our borrowings are deferred and amortized over the terms of the respective credit facilities using the straight-line method, which approximates the effective interest method.  Accumulated amortization of deferred financing costs was $116,793 and $36,521 as of December 31, 2015 and 2014, respectively.  Total amortization expense related to deferred financing costs amounting to $80,272,  $33,493 and $3,028 for the years ended December 31, 2015, 2014 and 2013, respectively, is included in interest expense and financing costs on the accompanying consolidated statements of operations. See Note 6, “Borrowings under Credit Facilities,” for further discussion on these related financings.

Deferred offering costs—We account for deferred offering costs in accordance with SEC Staff Accounting Bulletin (“SAB”), Topic 5.A, which states that incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the Offering. Accordingly, we record costs incurred related to public offerings of equity securities on our consolidated balance sheet and pro‑ratably apply these amounts to the proceeds of equity as stock is issued. The deferred offering costs on our consolidated balance sheet as of December 31, 2014 were applied to the proceeds of equity in connection with the Offering in the fourth quarter of 2015.

Other assets—Other assets primarily comprise prepaid expenses, deposits on potential farm acquisitions ($1.5 million as of December 31, 2015), deposits on trees to be acquired for development purposes and other miscellaneous receivables.

Fair value of financial instruments—The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 825 “Financial Instruments” approximates the carrying amounts presented in the consolidated balance sheets.

Operating Revenues—All leases on farms are classified as operating leases and the related base or fixed rental income from the farms is recognized on a straight‑line basis commencing from the effective date of the lease or the acquisition date of the property in the case of in‑place leases on properties acquired.  Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to rent receivable. Participating rent is recorded when all contingencies have been resolved such that the tenant is entitled to gross revenues from a packing house, wine producer, shipper, huller processor or other marketing, processing or distributing entity, or crop insurance which enables the Company to estimate and/or measure its share of such gross revenues. As a result, depending on the circumstances described above for a particular lease, in certain instances, participating rent will be recognized by the Company in the year the crop was harvested, and in other instances, participating rent will be recognized partially in the year of the harvest and the balance in the year following the harvest.

Recovery of expenses represents revenues from tenant leases that provide for the recovery of all or a portion of the real estate taxes of the respective property. The revenue is accrued in the same periods as the expense is incurred.

Income Taxes—The Operating Partnership qualifies as a partnership for U.S. federal income tax purposes. No provision has been made in the accompanying financial statements for federal, state or local income taxes for the Operating Partnership, as each partner is individually responsible for reporting their share of the Partnership’s income or loss on their own tax returns.  The Company operates in a manner intended to enable it to qualify as a REIT under Sections 856‑860 of the Code. Under these sections, a real estate investment trust, which distributes at least 90% of its real estate investment trust taxable income (determined without regard to the deduction for dividends paid and excluding capital gains) to its stockholders each year and that meets certain other conditions, will not be subject to federal income taxes on that portion of its taxable income that is distributed to its stockholders. To the extent that the Company satisfies its annual distribution requirement but distributes less than 100% of taxable income, it will be subject to an excise tax on undistributed taxable income.  The Company is subject to federal income taxation in the event it generates taxable income from prohibited transactions.  The consolidated statement of operations for the year ended December 31, 2015 includes $165,848 as a provision for income taxation resulting from prohibited transactions.  The prohibited transactions arise from revenue received from the sale of crops grown on farms undergoing development before the trees get to their fully mature and leasable stage.  Additionally, the Company consolidates within its financial statements the results of two TRSs, AFC TRS LLC and AFCO CA TRS LLC. The income taxes arising from these two TRSs have been de minimis to date.

The income tax provision reported represents the 100% tax attributed to the prohibited transactions of the Company.  As such, no rate reconciliation is applicable.

The Company accounts for certain tax positions in accordance with ASC 740 “Income Taxes.” ASC No. 740‑10‑65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740‑10‑65, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has greater than 50% likelihood of being realized upon ultimate settlement. ASC No. 740‑10‑65 also provides guidance on de‑recognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosures.

As of December 31, 2015 and 2014, the Company does not have a liability for uncertain tax positions. Potential interest and penalties associated with such uncertain tax positions would be recorded as a component of the income tax provision. As of December 31, 2015, the tax years ended December 31, 2012 through December 31, 2015 remain open for an audit by the Internal Revenue Service.

Management does not believe the Company has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

New Accounting Pronouncements—In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) (“ASU 2014‑08”). ASU 2014‑08 changes the criteria for a disposal to qualify as a discontinued operation and requires additional disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014‑08 was effective for us on January 1, 2015. This pronouncement has had no impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”). ASU 2014‑09 provides additional guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (4) licenses, (5) time value of money and (6) contract costs. Further disclosures will be required to provide a better understanding of revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. ASU 2014‑09 is effective for us on January 1, 2018, with early adoption permitted as of January 1, 2017. We are currently evaluating the impact ASU 2014‑09 will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014‑15, Presentation of Financial Statements Going Concern (Subtopic 205‑40) (“ASU 2014‑15”). ASU 2014‑15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is still present and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014‑15 is effective for us on January 1, 2017, with early adoption permitted. We are currently evaluating the impact ASU 2014‑15 will have on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015‑02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015‑02”). ASU 2015‑02 significantly changes the consolidation analysis required under U.S. GAAP.  The new standard changes the way a reporting entity evaluates whether (a) limited partnerships and similar entities should be consolidated, (b) fees paid to decision makers or service providers are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. ASU 2015-02 is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. We intend to adopt this pronouncement in 2016, and do not anticipate a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. We intend to adopt this pronouncement in 2016, and do not anticipate a material impact on our consolidated financial statements.  We currently have a borrowing under credit facilities and the related costs of such credit facilities will be deferred and presented as an asset.

In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. ASU 2015-15 was effective immediately. We have assessed the impact of ASU 2015-15 and identified no material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which pertains to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Any adjustments should be calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We intend to adopt this pronouncement in 2016, and do not anticipate a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact ASU 2016‑02 will have on our consolidated financial statements.

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

Level 1—unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2—quoted prices in markets that are not active for identical or similar assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are observable or can be corroborated by observable market data;

Level 3—inputs that are unobservable and significant to the fair value measurement, including inputs that are not derived from market data or cannot be corroborated by market data.

4. INVESTMENTS IN REAL ESTATE

Investments in real estate as of December 31, 2015 and 2014 are comprised of the following:

	2015	2014
Land	$110,263,183	$98,568,755
Land improvements	4,619,110	2,518,785
Buildings	1,191,000	1,191,000
Trees and vines	36,746,042	23,967,899
Development costs	19,892,332	15,435,912
Fixtures and equipment	3,898,916	1,958,160
	176,610,583	143,640,511
Less accumulated depreciation	(5,267,852)	(3,535,653)
Investments in real estate, net	$171,342,731	$140,104,858

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $2,027,091, $1,530,911 and $1,265,275, respectively.

New Real Estate Activity

2015 Real Estate Activity

On August 18, 2015, the Company closed on a second tranche of a property for Golden Eagle Ranch located in Merced County, California (135 gross acres—130 tillable) for the purchase price of $5,135,000.  The Company incurred $72,139 in acquisition costs associated with this purchase.  The property is planted with almonds. The purchase of this property was treated as an asset acquisition.

On August 21, 2015, the Company closed on the purchase of a property for Kingfisher Ranch located in Fresno County, California (623 gross acres—511 tillable) for the purchase price of $19,637,000. The Company incurred $231,029 in acquisition costs associated with this purchase. The property is planted with pistachios. The purchase of this property was treated as an asset acquisition.

We determined the allocation of the purchase price of the assets acquired during the year ended December 31, 2015 to be as follows:

Farm	Land	Land improvements	Trees and vines	Development costs	Fixtures and equipment	Total purchase price
Golden Eagle Ranch (second tranche)	$3,697,262	$76,031	$1,433,846	$—	$—	$5,207,139
Kingfisher Ranch	8,015,361	606,973	9,929,978	860,487	455,230	19,868,029
	$11,712,623	$683,004	$11,363,824	$860,487	$455,230	$25,075,168

2014 Real Estate Activity

On February 25, 2014, the Company closed on a second tranche of a property for Hawk Creek Ranch located in Yolo County, California (approximately 180 gross acres—164 tillable) for the purchase price of $1,771,929. The Company incurred $41,209 in acquisition costs associated with this purchase.  The property was farmed for row crops, but it has been cleared and leveled for development for pistachios together with the first tranche of the Hawk Creek property. The purchase of this property was treated as a business combination and it is now in development.

On November 14, 2014, the Company closed on Falcon Farms, comprising two properties located in Dougherty County, Georgia and Lowndes County, Alabama (aggregating to 1,840 gross acres—1,165 tillable) for the combined purchase price of $8,000,000. The Company incurred $130,039 in acquisition costs associated with this purchase. The properties are currently farmed for pecans. The purchase of these properties was treated as an asset acquisition.

On December 9, 2014, the Company closed on a vineyard adjacent to, and aggregated with, Kimberly Vineyard in Monterey County, California (approximately 175 gross acres—164 tillable) for the purchase price of $9,800,000. The Company incurred $135,748 in acquisition costs associated with this purchase.  The vineyard is currently planted with pinot noir and chardonnay grapes. The purchase of this property was treated as an asset acquisition.

We determined the allocation of the purchase price of the assets acquired during the year ended December 31, 2014 to be as follows:

Farm	Land	Land improvements	Buildings	Trees and vines	Development costs	Fixtures and equipment	Total purchase price
Hawk Creek Ranch (second tranche)	$1,711,929	$40,000	$—	$—	$—	$20,000	$1,771,929
Falcon Farms	5,369,639	187,500	180,000	2,265,400	45,000	82,500	8,130,039
Kimberly Vineyard (second tranche)	7,351,748	—	—	2,584,000	—	—	9,935,748
	$14,433,316	$227,500	$180,000	$4,849,400	$45,000	$102,500	$19,837,716

2013 Real Estate Activity

In 2013, 79 of the gross 518 acres of our Macomb Farm, a commodity row crop property in Illinois, were expropriated by the Illinois Department of Transportation for purposes of building a new state road. The State of Illinois paid the Company a total of $1,723,800, of which $1,106,300 was attributable to the acreage expropriated and $617,500 was attributable to the diminished value of the remaining acreage. The Company disputed the overall consideration paid by the State of Illinois.  A settlement for additional compensation was reached in February 2014 with the State of Illinois, whereby the Company received $257,675 in additional compensation, $61,700 of which related to the acreage expropriated and $183,650 of which related to the diminution in value of the remaining acreage. The Company realized gains of $47,701 and $463,478 during the years ended December 31, 2014 and 2013 related to the Macomb Farm expropriation.

On February 22, 2013, the Company closed on Blue Cypress Farm, a defunct citrus orchard located in Brevard County, Florida (aggregating 2,694 gross acres – 2,036 tillable) for the purchase price of $7,183,450. The Company incurred $148,750 in acquisition costs associated with this purchase.  The property was purchased to be redeveloped for varied vegetable row crops.  The purchase of this property was treated as a business combination

On October 14, 2013, the Company closed on the first tranche of a property for Hawk Creek Ranch located in Yolo County, California (aggregating 344 gross acres – 261 tillable) for the purchase price of $3,230,000.  The Company incurred $51,929 in acquisition costs associated with this purchase. The property was farmed for row crops, but it has been cleared and leveled for development for pistachios and the trees have now been planted.  The purchase of this property was treated as a business combination.

On November 1, 2013, the Company closed on Blue Heron Farms located in Kings County, California (430 gross acres – 380 tillable) for the purchase price of $13,875,000. The Company incurred $186,212 in acquisition costs associated with this purchase in 2013 and $220 in 2014.  The property is currently farmed for walnuts. The purchase of this property was treated as a business combination.

On November 5, 2013, the Company closed on Pintail Vineyards located in Yolo County, California (aggregating 91 gross acres – 87 tillable) for the purchase price of $1,045,000.  The Company incurred $42,758 in acquisition costs associated with this purchase in 2013 and $3,291 in 2014.  The property was farmed for row crops, but has been cleared and leveled for development for Pinot Grigio and Petite Syrah grapes and the vines have now been planted.  The purchase of this property was treated as a business combination.

We determined the allocation of the purchase price of the assets acquired net of liabilities assumed during the year ended December 31, 2013 to be as follows:

Farm	Land	Land improvements	Buildings	Trees and vines	Fixtures and equipment	Development costs	Below-market lease	Total purchase price
Blue Cypress Farm	$6,828,050	$234,600	$15,000	—	$105,800	—	—	$7,183,450
Hawk Creek Ranch (first tranche)	3,195,000	20,000	—	—	15,000	—	—	3,230,000
Blue Heron Farms	6,285,000	850,000	426,000	$4,396,500	7,500	$2,035,000	$(125,000)	13,875,000
Pintail Vineyards	945,000	35,000	60,000	—	5,000	—	—	1,045,000
	$17,253,050	$1,139,600	$501,000	$4,396,500	$133,300	$2,035,000	$(125,000)	$25,333,450

Pro-Forma Financials (Unaudited)

We acquired no farms during the year ended December 31, 2015, one farm during the year ended December 31, 2014 and four farms during the year ended December 31, 2013 in transactions that qualified as business combinations.  For the Hawk Creek Ranch business acquisition we did not present pro forma information for the years ended December 31, 2015 and 2014, since the total impact to the revenues and income would not be material to the financial statements.  The total revenues and losses from the acquisitions completed through December 31, 2013 included in the consolidated statements of operations were $22,069 and $(44,234). If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be shown as in the following table.  These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the period.

For the Year Ended December 31, 2013
Operating Data:
Total operating revenue	$6,538,390
Total operating expenses	5,716,574
Operating income	821,816
Other expenses (income)	(13,101)
Income before gain on sale of land	834,917
Gain on sale of land	463,478
Net income	1,298,395
Net income attributable to non-controlling interests	425,113
Net income attributable to the Company	$873,282
Share and Per Share Data:
Weighted Average Shares of Common Stock Outstanding-basic & diluted	10,039,722
Basic & diluted earnings per common share	$0.09

Real Estate Holdings by Geographic Location and Crop Type

The following table summarizes the geographic locations of our properties with leases in place as of December 31, 2015 and 2014:

	As of and For the Year Ended December 31, 2015					As of and For the Year Ended December 31, 2014
State	No. of Farms	Total Tillable Acres	% of Total Tillable Acres	Rental Revenue	% of Total Rental Revenue	No. of Farms	Total Tillable Acres	% of Total Tillable Acres	Rental Revenue	% of Total Rental Revenue
California	10	3,703	28.0%	$7,060,832	73.7%	9	3,062	24.3%	$4,654,951	67.5%
Illinois	3	3,198	24.1%	1,386,278	14.5%	3	3,198	25.4%	1,385,238	20.1%
Florida	3	3,937	29.7%	643,494	6.7%	3	3,937	31.2%	648,750	9.4%
Arkansas	1	1,248	9.4%	208,500	2.2%	1	1,248	9.9%	208,500	3.0%
Georgia/Alabama	1	1,165	8.8%	282,282	2.9%	1	1,165	9.2%	—	—
	18	13,251	100.0%	$9,581,386	100.0%	17	12,610	100.0%	$6,897,439	100.0%

The following table summarizes the crop types grown on our properties as of December 31, 2015 and 2014:

	As of and For the Year Ended December 31, 2015				As of and For the Year Ended December 31, 2014
Crop type	Total Tillable Acres	% of Total Tillable Acres	Rental Revenue	% of Total Rental Revenue	Total Tillable Acres	% of Total Tillable Acres	Rental Revenue	% of Total Rental Revenue
Almonds	1,186	9.0%	$3,971,002	41.4%	1,056	8.4%	$2,562,472	37.2%
Commodity row crops[1]	4,446	33.6%	1,594,778	16.6%	4,446	35.3%	1,593,738	23.1%
Wine grapes	468	3.5%	1,085,912	11.3%	468	3.7%	685,490	9.9%
Pistachios	511	3.9%	973,162	10.2%	—	—	—	—
Specialty vegetables	1,608	12.1%	770,900	8.1%	1,608	12.8%	785,904	11.4%
Walnuts	380	2.9%	528,959	5.5%	380	3.0%	774,779	11.2%
Citrus	939	7.1%	376,313	3.9%	939	7.4%	394,431	5.7%
Pecans	1,165	8.8%	282,282	3.0%	1,165	9.2%	—	—
Non-income producing development	2,548	19.1%	(1,922)	—%	2,548	20.2%	100,625	1.5%
	13,251	100.0%	$9,581,386	100.0%	12,610	100.0%	$6,897,439	100.0%

1	corn, soybeans, cotton, wheat and rice are the predominant commodity row crops.

Concentrations

Geographic risk

10 of our 18 farms owned as of December 31, 2015, are located in California.  As of December 31, 2015, our farmland in California accounted for 3,703 acres, or 28.0% of the total tillable acreage we owned. Furthermore, these farms accounted for approximately $7.1 million, or 73.7%, of the rental revenue recorded during the year ended December 31, 2015.  Rental revenue from our farms in California accounted for $4.7 million or 67.5% of the total rental revenue recorded by us during the year ended December 31, 2014. In addition, our farms in Illinois accounted for approximately 14.5% of the rental revenue recorded during the year ended December 31, 2015, and approximately 20.1% of the rental revenue recorded during the year ended December 31, 2014.  Our farms in Florida accounted for 3,937 acres or 29.7% of the total tillable acreage as of December 31, 2015.  Though we seek to continue to further diversify geographically, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations.  No other single state accounted for more than 10.0% of the total rental revenue recorded during the years ended December 31, 2015 or 2014.

Credit risk

All of our farms are leased to unrelated, third-party tenants.  One of our farms is leased to a tenant, Green Leaf Farms Inc. and affiliates (“Green Leaf”).  As of December 31, 2015, 1,186 acres were leased to Green Leaf, representing 9.0% of the total tillable acreage we owned. At December 31, 2014, this was 1,056 tillable acres representing 8.4% of the total tillable acreage.  Aggregate rental revenue attributable to Green Leaf accounted for $4.0 million or 41.4% and $2.6 million or 37.2% of the total rental revenue recorded during the years ended December 31, 2015 and 2014, respectively.  Two of our farms are leased to two different tenants but who have the same principal owner, Steven McIntyre (“McIntyre”).  As of December 31, 2015, 468 acres were leased to McIntyre, representing 3.5% of the total tillable acreage we owned.  Furthermore, aggregate rental revenue attributable to McIntyre accounted for $1.0 million or 10.4% and $0.6 million or 8.5% of the rental revenue recorded during the years ended December 31, 2015 and 2014, respectively.  If either of these tenants fails to make rental payments or elects to terminate either of their leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on our financial performance and ability to continue operations.  One of our farms is leased to a tenant, Pleasant Valley Pistachio LLC (“Pleasant Valley”) which lease was entered into contemporaneously with the purchase of our Kingfisher Ranch property.  As of December 31, 2015, 511 acres were leased to Pleasant Valley, representing 3.9% of the total tillable acreage we owned.  Aggregate rental revenue attributable to Pleasant Valley accounted for $1.0 million or 10.2% of the total rental revenue recorded during the year ended December 31, 2015.   No other individual tenant represented greater than 10.0% of the total rental revenue recorded during the years ended December 31, 2015 or 2014.

Crop type risk

Aggregate rental revenue attributable to almonds, commodity row crops, wine grapes and pistachios accounted for $4.0 million, $1.6 million, $ 1.1 million and $1.0 million or 41.4%, 16.6%, 11.3% and 10.2%, respectively, for the year ended December 31, 2015.  Aggregate rental revenue attributable to almonds, commodity row crops, specialty vegetables and walnuts accounted for $2.6 million, $1.6 million, $0.8 million and $0.8 million or 37.2%, 23.1%, 11.4% and 11.2%, respectively, of the total rental revenue for the year ended December 31, 2014.  9.0%, 33.6%, 3.5% and 3.9% of our total tillable acreage is planted with almonds, commodity row crops, wine grapes and pistachios as of December 31, 2015, respectively.  8.4%, 35.3%, 12.8% and 3.0% of our total tillable acreage is planted with almonds, commodity row crops, specialty vegetables and walnuts as of December 31, 2014, respectively.  No other individual crop type represented greater than 10.0% of the total rental revenue recorded during the years ended December 31, 2015 or 2014.

5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities as of December 31, 2015 and 2014 consisted of the following:

	2015	2014
Accrued dividends payable	$220,954	$197,380
Accrued accounting fees	450,000	217,000
Accrued sub-advisory fees	497,777	—
Accrued real estate taxes	235,272	142,436
Accrued legal fees	105,795	4,351
Accrued interest payable	26,719	11,702
Accrued offering costs	76,138	1,045,383
Accrued other	764,650	1,238,328
Total	$2,377,305	$2,856,580

6. BORROWINGS UNDER CREDIT FACILITY

The Company entered into a $25.0 million revolving credit facility on December 5, 2013 to provide funds for potential acquisitions, development of existing properties and other corporate purposes. The facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month London Interbank Offered Rate (0.6127% and 0.2552% at December 31, 2015 and 2014, respectively). The Company is required to pay any interest due quarterly in arrears beginning January 1, 2014 and any unpaid interest and drawn principal is due and payable in full on January 1, 2019 (“Maturity Date”). The minimum advance under the terms of the facility is $500,000 and may be repaid at any time prior to the Maturity Date. The credit facility is secured by a first mortgage over, and assignment of leases from, the Pleasant Plains Farm, Macomb Farm, Kane County Farms, Sweetwater Farm and Tillar Farm properties. The Company pays a 0.25% per annum non usage fee.  There was no amount outstanding under this credit facility at December 31, 2015 and $20.4 million was outstanding under this credit facility as of December 31, 2014.

On January 14, 2015, the Company entered into a second $25.0 million revolving credit facility to provide funds for potential acquisitions, development of existing properties and other corporate purposes. The facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month London Interbank Offered Rate (0.6127% at December 31, 2015). The Company is required to pay any interest due quarterly in arrears beginning April 1, 2015 and any unpaid interest and drawn principal is due and payable in full on January 1, 2020 (“Second Maturity Date”). The minimum advance under the terms of the facility is $500,000 and may be repaid at any time prior to the Second Maturity Date. The credit facility is secured by a first mortgage over and assignment of leases from the Quail Run Vineyard, first tranche of Golden Eagle Ranch and Blue Heron Farms properties. The Company pays a 0.25% per annum non‑usage fee. The amount outstanding under this credit facility at December 31, 2015 was $25.0 million.

On August 18, 2015, the Company entered into a third $25.0 million revolving credit facility to provide funds for potential acquisitions, development of existing properties and other corporate purposes. The facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month London Interbank Offered Rate (0.6127% at December 31, 2015). The Company is required to pay any interest due quarterly in arrears beginning October 1, 2015 and any unpaid interest and drawn principal is due and payable in full on August 1, 2020 (“Third Maturity Date”). The minimum advance under the terms of the facility is $500,000 and may be repaid at any time prior to the Third Maturity Date. The credit facility is secured by a first mortgage over and assignment of leases from the second tranche of Kimberly Vineyard, Roadrunner Ranch, Condor Ranch, Blue Cypress Farm, Grassy Island Groves and Falcon Farms properties. The Company pays a 0.25% per annum non‑usage fee. The amount outstanding under this credit facility at December 31, 2015 was $2.2 million.

On December 22, 2015, the Company entered into a fourth revolving credit facility in the amount of $15.0 million to provide funds for potential acquisitions, development of existing properties and other corporate purposes. The facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month London Interbank Offered Rate (0.6127% at December 31, 2015). The Company is required to pay any interest due quarterly in arrears beginning April 1, 2016 and any unpaid interest and drawn principal is due and payable in full on January 1, 2021 (“Fourth Maturity Date”). The minimum advance under the terms of the facility is $500,000 and may be repaid at any time prior to the Fourth Maturity Date. The credit facility is secured by a first mortgage over and assignment of leases from the Kingfisher Ranch, Sandpiper Ranch and Hawk Creek Ranch properties. The Company pays a 0.25% per annum non‑usage fee. There is no amount outstanding under this credit facility at December 31, 2015.

The fair value of the borrowings under the credit facilities fall within Level 3 of the fair value hierarchy.  Since the revolving nature of the borrowings allows prepayment at the Company’s option at any time, since the borrowings bear interest at a variable rate, and since the spread on all the borrowings did not change throughout the year, the fair value of the borrowings under the credit facility as of December 31, 2015 and 2014 was approximately $27.2 million and $20.4 million, respectively, comparable to our carrying values of $27.2 million and $20.4 million, respectively.

Pursuant to an amendment to the credit facilities completed in December 2015, the Company is required to maintain loan to value ratios of (i) 50% or less measured by the aggregate amount payable to the lender by the Company pursuant to all four existing credit facilities compared to the aggregate appraised value of the properties pledged as security under the four credit facilities and (ii) 60% or less measured by the amount payable to the lender by the Company pursuant to each individual credit facility compared to the appraised value of all of the properties pledged as security under each respective credit facility.  In addition, aggregate indebtedness of the Company must be less than 40% of the aggregate value of the Company’s investment in real estate.  The values used to determine compliance with the covenants are based on independent third-party appraisals performed at least annually.  We believe we are in compliance with the covenants of each of these credit facilities.

7. RELATED PARTY TRANSACTIONS

Prior to the Internalization Transaction, the limited partnership agreement of the Operating Partnership provided that the Operating Partnership pay AFA a management fee in arrears calculated at the annual rate of (i) 1% of the Company’s share of the Gross Asset Value, as defined, of the Operating Partnership as of the end of the immediately preceding calendar quarter and (ii) 0.5% of the Founders’ share of the Gross Asset Value of the Operating Partnership as of the end of the immediately preceding calendar quarter. The management fee for the period ended October 22, 2015 and the years ended December 31, 2014 and 2013 amounted to $1,393,776, $1,296,857 and $1,211,390, respectively, of which $0 and $331,143 was payable on December 31, 2015 and 2014, respectively.  Prior to the Internalization Transaction, AFA utilized the management fees it received from the Operating Partnership to pay the Agricultural Sub-Adviser their fees.  After the Internalization Transaction, AFA became a wholly-owned subsidiary of the Operating Partnership and continues to pay the Agricultural Sub-Adviser a sub-advisory fee (see below).

Prior to the Internalization Transaction, AFA was entitled to a performance fee equal to 15% of the Funds From Operations (as defined) allocated to the capital account of the Company in the Operating Partnership each fiscal year and 10% of the Funds From Operations allocated to each Founder’s capital account in the Operating Partnership each fiscal year. The performance fee on Funds From Operations amounted to $549,620, $531,905 and $405,851 for the period ended October 22, 2015 and the years ended December 31, 2014 and 2013, respectively, of which $0 and $531,905 was payable on December 31, 2015 and 2014, respectively.

Prior to the Internalization Transaction, AFA was entitled to an additional performance fee equal to two‑thirds of 15% of the net capital appreciation allocated to the capital account of the Company in the Operating Partnership each fiscal year and to one‑third of 15% of the net realized capital appreciation allocated to the capital account of the Company in the Operating Partnership each fiscal year. AFA was also entitled to two‑thirds of 10% and one‑third of 10% of net capital appreciation and net realized capital appreciation, respectively, allocated to each Founder’s capital account in the Operating Partnership each fiscal year. The performance fee on net capital appreciation (realized and unrealized) amounted to $941,360, $699,493 and $443,500 for the period ended October 22, 2015 and the years ended December 31, 2014 and 2013, respectively, of which $0 and $699,493 was payable on December 31, 2015 and 2014, respectively.

These performance fees are reflected in management and performance fees related party on the consolidated statements of operations.

Immediately preceding the closing of the Offering on October 23, 2015 (the “Closing Date”), the Company internalized its management functions previously provided by AFA.  This was accomplished by having the previous owners of AFA (including AFC TRS LLC) which held a 0.2% interest in AFA, contribute 100% of their interests in AFA to the Operating Partnership. On the Closing Date, any performance fees related to Funds from Operations and capital appreciation that were previously assessable against the capital accounts of the partners in the Operating Partnership, ceased.  The previous owners of AFA received 986,438 Common Units in the Operating Partnership in aggregate in connection with the Offering valued at $8.00 per Common Unit or $7,891,504.

The excess of the fair value of the consideration for the Internalization Transaction amounting to $7,891,504 over the net liabilities assumed of $1,043,241, amounts to $8,934,745.  The excess amount together with $860,000 in transaction costs, which represent the fair value of the cost to terminate the various management contracts with AFA, associated with the Internalization Transaction totaling $9,794,745, have been expensed in the consolidated statement of operations and have been allocated based on the percentage ownership of the Operating Partnership prior to the Offering.

We determined the fair value of the assets acquired and liabilities assumed relating to the Internalization Transaction to be as follows:

	Cash	Fixed Assets	Other assets	Legacy performance fee payable to Agr. Sub-Adviser	Other accrued expenses	Total fair value
AFA	$102,050	$1,228	$176,268	$(1,104,280)	$(219,748)	$(1,044,482)
AFC TRS LLC	—	—	1,241	—	—	1,241
	$102,050	$1,228	$177,509	$(1,104,280)	$(219,748)	$(1,043,241)

     In addition, the Agricultural Sub-Adviser to AFA, Prudential Mortgage Capital Company, LLC, entered into an Amended and Restated Sub-Advisory Agreement (“Amended Sub-Advisory Agreement”) effective on the Closing Date whereby the Agricultural Sub-Adviser now receives a sub-advisory fee equal to the annual rate of 1.0% of the appraised value of the Operating Partnership’s properties at the end of each calendar quarter.  The fee for the period October 23, 2015 to December 31, 2015 amounted to $413,930.  Pursuant to the Amended Sub-Advisory Agreement, the Agricultural Sub-Adviser is entitled to performance fees as of the Closing Date as if all fees under the original Sub-Advisory Agreement were earned and payable (the “Legacy Performance Fee”).  The Legacy Performance Fee is payable in equal annual amounts over the next four years commencing in 2016.  Interest is payable at the simple rate of 5% on unpaid balances beginning on the Closing Date.  The balance of the Legacy Performance Fee payable to the Agricultural Sub-Adviser is shown in the Consolidated Balance Sheet and was $1,106,307 as of December 31, 2015.

The Operating Partnership paid Optima Fund Management LLC (“Optima”), an affiliate of the Managing Member of AFA prior to the Closing Date, $24,274, $30,000 and $21,000 for the period January 1, 2015 to October 22, 2015 and the years ended December 31, 2014 and 2013, respectively, as a fee for providing administrative and accounting services to the Company and the Operating Partnership.  Subsequent to the Closing Date, AFA paid Optima $12,406 for the period October 23, 2015 through December 31, 2015 pursuant to the Transitional Services Agreement in respect of occupancy, data processing and the accounting and other administrative services.  In addition AFA reimbursed Optima $252,406 for salaries, benefits and other miscellaneous expenses incurred by the Company’s employees for the period October 23, 2015 through December 31, 2015.  Subsequent to January 1, 2016, the employees of the Company are paid directly by AFA.

8. STOCKHOLDERS’ EQUITY

There were 300,000,000 shares of common stock, par value $0.01 per share, authorized with 16,890,847 issued and outstanding as of December 31, 2015 and 10,436,902 shares issued and outstanding as of December 31, 2014. There were 35 8% Series A Cumulative Non‑Voting Preferred Stock, par value $0.01 per share, authorized with zero issued and outstanding as of December 31, 2015 and 29 issued and outstanding as of December 31, 2014.  29 shares of the 8% Series A Cumulative Non‑Voting Preferred Stock were redeemed at a 10% premium on October 23, 2015.

2015 Initial Public Offering

On October 19, 2015, the Company priced the Offering of 6,000,000 shares of its common stock at a public offering price of $8.00 per share, which closed on October 23, 2015, resulting in gross proceeds of $48.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by the Company, of approximately $39.2 million.  $25.0 million of these proceeds were used to pay down the existing credit facility, $31,900 was used to redeem the 8% Series A Cumulative Non‑Voting Preferred Stock, $1.5 million was used to make a deposit on the Sun-Dial acquisition (see Note 14), and the remainder was used for other general corporate purposes.

Non-Controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership, a majority owned partnership.  The Company owned 83.8% and 80.8% of the common limited partnership interests (“Common Units”) in the Operating Partnership at December 31, 2015 and 2014, respectively.  Since inception and prior to the Internalization Transaction, the Founders contributed $21,145,000 in capital to the Operating Partnership.

On or after 12 months after becoming a holder of Common Units, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the partnership agreement of the Operating Partnership, to require the Operating Partnership to redeem all or a portion of such units in exchange for cash, or at our option, for shares of our common stock on a one-for-one basis.  The cash redemption per Common Unit would be based on the market price of our common stock at the time of redemption.  The number of shares of our common stock issuable upon redemption of Common Units held by limited partners may be adjusted upon the occurrence of certain events such as stock dividends, stock subdivisions or combinations.  A limited partner will not be entitled to exercise redemption rights if the delivery of common stock to the redeeming limited partner would breach restrictions on the ownership of common stock imposed under the Company’s charter and the transfer restrictions and other limitations thereof.

If the Company gives the limited partners notice of its intention to make an extraordinary distribution of cash or property to its stockholders or effect a merger, a sale of all or substantially all of its assets, or any other similar extraordinary transaction, each limited partner may exercise its right to redeem its Common Units, regardless of the length of time such limited partner has held its Common Units.

Regardless of the rights described above, the Operating Partnership will not have an obligation to issue cash to a unitholder upon a redemption request if the Company elects to redeem the Common Units for shares of common stock.  When a unitholder redeems a Common Unit, non-controlling interest in the Operating Partnership is reduced and stockholders’ equity is increased.

The Operating Partnership is required to make distributions on each Common Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the Common Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of December 31, 2015 there are 3,269,556 Common Units outstanding.

Dividends

The Company’s Board of Directors declared and paid the following dividends to common stockholders for the years ended December 31, 2013, 2014 and 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Dividend per Common Share
2013
	May 28, 2013	June 18, 2013	June 27, 2013	$0.1000
	December 3, 2013	December 3, 2013	December 23, 2013	0.1250
				$0.2250
2014
	May 20, 2014	May 20, 2014	June 25, 2014	$0.1250
	December 9, 2014	December 9, 2014	December 30, 2014	0.1250
				$0.2500
2015
	May 19, 2015	June 22, 2015	June 30, 2015	$0.1250
	October 4, 2015	October 1, 2015	October 8, 2015	0.0625
	December 10, 2015	December 22, 2015	December 29, 2015	0.0625
				$0.2500

The Company paid distributions of $0.25 per share in calendar year 2015, of which 53% was ordinary income and 47% was a return of capital for U.S. federal income tax purposes. The Company paid distributions of $0.25 per share in calendar year 2014, of which 74% was ordinary income and 26% was a return of capital for U.S. federal income tax purposes.  The Company paid distributions of $0.225 per share in calendar year 2013, of which 42% was ordinary income and 58% was return of capital for U.S. federal income tax purposes.

Equity Incentive Plan

The Company may issue equity-based awards to officers, employees, non-employee directors and other key persons under the Company’s 2014 Equity Incentive Plan (the ‘‘Plan’’), which became effective on the Closing Date.  We have initially reserved 806,400 shares of common stock equal to 4.0% of the outstanding shares of common stock and Common Units.  The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into Common Units.  The terms of each grant will be determined by the compensation committee of the Board of Directors.  No awards were made pursuant to the Plan during the year ended December 31, 2015 and as of December 31, 2015, there were 806,400 of shares available for future grant under the Plan.

From time to time, the Company may award non-vested shares under the Plan, as compensation to officers, employees, non-employee directors and other key persons.  The shares vest over a period of time as determined by the Compensation Committee of the Board of Directors at the date of grant.  The Company will recognize compensation expense for awards issued to officers, employees, non-employee directors and other key persons for non-vested shares, which vest based on the passage of time, on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of award issuance, adjusted for forfeitures.

9. COMMITMENTS AND CONTINGENCIES

We are not currently a party to any legal proceeding.  Under the leases in place for the farms in our portfolio, a tenant typically is obligated to indemnify us, as the property owner, from and against all liabilities, costs and expenses imposed upon or asserted against us as owner of the farms due to certain matters relating to the operation of the property by the tenant.

We may be a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.  There can be no assurance that these matters that arise in the future, individually or in aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows in any future period.

10. LEASES

The Company’s properties are leased to tenants under operating leases, which expire on various dates through 2020. Future minimum rents to be received from tenants under non‑cancelable leases in effect at December 31, 2015, are as follows:

2016	$5,301,000
2017	4,171,000
2018	3,797,000
2019	1,848,000
2020	622,000
$15,739,000

In addition to the minimum lease payments described above, the Kimberly Vineyard, Golden Eagle Ranch, Condor Ranch, Quail Run Vineyard, Falcon Farms, Kingfisher Ranch and Blue Heron Farms leases require the tenants to pay participating rent (in some cases above a threshold), based on a percentage of gross revenues, as defined, derived from the leased property. Participating rent was $4,307,950, $3,608,309 and $2,070,989 for the years ended December 31, 2015, 2014 and 2013, respectively.

11. (LOSS) EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2015, 2014 and 2013, respectively:

	For the Years Ended December 31,
	2015	2014	2013
Net (loss) income attributable to the Company	$(7,874,609)	$710,717	$553,451
Denominator for basic & diluted weighted average shares	12,041,532	10,404,087	10,039,722
Basic & diluted (loss) earnings per common share	$(0.65)	$0.07	$0.06

For the year ended December 31, 2015, the inclusion of the Common Units is antidilutive to loss per common share and has therefore been excluded in the presentation of loss per common share.

12. QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2015 and 2014:

Year Ended December 31, 2015:	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Operating revenues	$2,327,396	$2,811,020	$1,959,642	$3,050,978
Operating expenses	(1,737,563)	(2,365,967)	(1,724,775)	(12,819,765)
Other expenses	(95,314)	(117,278)	(189,311)	(191,515)
Loss on sale of assets	—	—	—	(29,414)
Gain (loss) before income taxes	494,519	327,775	45,556	(9,989,716)
Income tax provision	79,832	—	—	86,016
Net income (loss)	414,687	327,775	45,556	(10,075,732)
Less net income (loss) attributable to non-controlling Interests	128,757	133,981	54,203	(1,730,046)
Net income (loss) attributable to the Company	$285,930	$193,794	$(8,647)	$(8,345,686)
Earnings (loss) per weighted average common shares-basic and diluted	$0.03	$0.02	$0.00	$(0.54)
Weighted average common shares outstanding-basic and Diluted	10,890,847	10,890,847	10,890,847	15,456,064

The $9,794,745 Internalization Transaction expense incurred during the fourth quarter of 2015 had a significant impact on the fourth quarter and full year 2015 results of operations.

Year Ended December 31, 2014:	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Operating revenues	$1,488,255	$2,256,195	$1,239,122	$2,277,491
Operating expenses	(1,393,801)	(1,556,414)	(1,159,684)	(2,024,963)
Other expenses	(16,273)	(24,856)	(25,365)	(50,620)
Gain (loss) on sale of assets	55,662	(1,045)	(6,916)	—
Net income	133,843	673,880	47,157	201,908
Less net income attributable to non-controlling interests	53,746	162,171	36,867	93,287
Net income attributable to the Company	$80,097	$511,709	$10,290	$108,621
Earnings per weighted average common shares-basic and diluted	$0.01	$0.05	$0.00	$0.01
Weighted average common shares outstanding-basic and Diluted	10,369,475	10,406,152	10,419,996	10,419,996

13. SEGMENT INFORMATION

The Company has identified four reporting segments: commodity row crops, specialty/vegetable row crops, permanent crops and properties under development. Each of these segments has different return on capital expectations, may have different forms of revenue (fixed and/or participating) or require an extended number of years before they produce revenue from trees and/or vines as a result of a development or redevelopment program.

Below is a summary of total assets by segment as of December 31, 2015 and 2014, respectively.

	Total	Commodity Row	Specialty/ Vegetable Row	Permanent	Development	Corporate
December 31, 2015	$190,286,101	$32,604,314	$12,855,152	$85,642,987	$43,849,168	$15,334,480
December 31, 2014	$151,096,812	$32,773,547	$12,989,903	$60,624,524	$36,860,983	$7,847,855

Below is a summary of operating income by segment for the years ended December 31, 2015, 2014 and 2013, respectively.

Year Ended December 31, 2015	Total	Commodity Row	Specialty/ Vegetable Row	Permanent	Development	Corporate
OPERATING REVENUES:
Fixed rent	$5,273,436	$1,594,778	$770,900	$2,531,445	$376,313	$—
Participating rent	4,307,950	—	—	4,309,872	(1,922)	—
Recovery of real estate taxes	484,983	—	93,444	378,364	13,175	—
Other income	82,667	300	45,182	20,000	17,185	—
Total operating revenues	10,149,036	1,595,078	909,526	7,239,681	404,751	—
OPERATING EXPENSES:
Depreciation	2,027,091	3,389	94,402	1,646,096	283,092	112
Management and performance fees-related party	2,884,756	—	—	—	—	2,884,756
Property operating expenses	1,594,177	275,773	170,900	899,242	248,262	—
Acquisition-related expenses	—	—	—	—	—	—
Professional fees	1,020,882	—	2,351	25,634	14,283	978,614
Internalization expense	9,794,745	—	—	—	—	9,794,745
Sub-advisory fees	413,930	—	—	—	—	413,930
General and administrative	912,489	—	—	—	—	912,489
Total operating expenses	18,648,070	279,162	267,653	2,570,972	545,637	14,984,646
Operating (loss) income	(8,499,034)	1,315,916	641,873	4,668,709	(140,886)	(14,984,646)
Total other expense	593,418	—	—	—	—	593,418
Loss before loss on sale of assets	(9,092,452)	1,315,916	641,873	4,668,709	(140,886)	(15,578,064)
Loss on sale of assets	(29,414)	—	(8,497)	(20,917)	—	—
Loss before income taxes	(9,121,866)	$1,315,916	$633,376	$4,647,792	$(140,886)	$(15,578,064)
Income tax provision	165,848
Net loss	(9,287,714)
Less net loss attributable to non-controlling interests	(1,413,105)
Net loss attributable to the Company	$(7,874,609)

Year Ended December 31, 2014	Total	Commodity Row	Specialty/ Vegetable Row	Permanent	Development	Corporate
OPERATING REVENUES:
Fixed rent	$3,289,130	$1,593,738	$785,904	$546,638	$362,850	$—
Participating rent	3,608,309	—	—	3,476,103	132,206	—
Recovery of real estate taxes	310,643	—	96,394	201,469	12,780	—
Other income	52,981	13,371		10	39,600	—
Total operating revenues	7,261,063	1,607,109	882,298	4,224,220	547,436	—
OPERATING EXPENSES:
Depreciation	1,530,911	3,071	90,213	1,217,095	220,532	—
Management and performance fees-related party	2,528,255	—	—	—	—	2,528,255
Property operating expenses	1,351,655	266,559	164,877	457,886	462,333	—
Acquisition-related expenses	44,712	—	—	220	44,492	—
Professional fees	406,008	—	2,166	14,182	3,424	386,236
General and administrative	273,321	—	—	—	—	273,321
Total operating expenses	6,134,862	269,630	257,256	1,689,383	730,781	3,187,812
Operating income	1,126,201	1,337,479	625,042	2,534,837	(183,345)	(3,187,812)
Total other expense	117,114	—	—	—	—	117,114
Net income before gain on sale of land	1,009,087	1,337,479	625,042	2,534,837	(183,345)	(3,304,926)
Gain on sale of land	47,701	59,368	—	(11,667)	—	—
Net income	1,056,788	$1,396,847	$625,042	$2,523,170	$(183,345)	$(3,304,926)
Less net income attributable to non-controlling interests	346,071
Net income attributable to the Company	$710,717

Year Ended December 31, 2013	Total	Commodity Row	Specialty/ Vegetable Row	Permanent	Development	Corporate
OPERATING REVENUES:
Fixed rent	$3,191,581	$1,615,224	$681,860	$700,499	$193,998	$—
Participating rent	2,070,989	—	—	2,071,158	(169)	—
Recovery of real estate taxes	317,561	—	100,625	197,309	19,627	—
Other income	135,803	96,497	—	—	39,306	—
Total operating revenues	5,715,934	1,711,721	782,485	2,968,966	252,762	—
OPERATING EXPENSES:
Depreciation	1,265,275	3,070	77,695	1,053,829	130,681	—
Management and performance fees-related party	2,060,741	—	—	—	—	2,060,741
Property operating expenses	1,083,729	261,739	165,804	429,373	226,813	—
Acquisition-related expenses	431,309	—	—	187,872	243,437	—
Professional fees	342,291	—	3,103	3,039	1,290	334,859
General and administrative	175,491	—	—	—	—	175,491
Total operating expenses	5,358,836	264,809	246,602	1,674,113	602,221	2,571,091
Operating income	357,098	1,446,912	535,883	1,294,853	(349,459)	(2,571,091)
Total other expense (income)	(13,101)	—	—	—	—	(13,101)
Net income before gain on sale of land	370,199	1,446,912	535,883	1,294,853	(349,459)	(2,557,990)
Gain on sale of land	463,478	463,478	—	—	—	—
Net income	833,677	$1,910,390	$535,883	$1,294,853	$(349,459)	$(2,557,990)
Less net income attributable to non-controlling interests	280,226
Net income attributable to the Company	$553,451

14. SUBSEQUENT EVENTS

No material subsequent events have occurred since December 31, 2015 that required recognition or disclosure in financial statements, except as disclosed below.

The Board of Directors declared a dividend of 6.25 cents per share for the first quarter of 2016 payable on March 31, 2016 to shareholders of record as of March 21, 2016, and a distribution of 6.25 cents per Common Unit for the first quarter of 2016 payable on March 31, 2016 to unit holders of record as of March 21, 2016.

On January 27, 2016, the Company completed the acquisition of a portfolio of mature permanent crop properties aggregating to approximately 2,186 gross acres and approximately 1,718 net plantable acres for a combined gross purchase price of $63.5 million, excluding transaction costs.  The acquisition was funded from cash on hand in the amount of $9.8 million and additional borrowings of $53.7 million under the Company’s existing revolving credit facilities.  The seven properties are located across multiple counties in California, each with its own on-site water well(s) and/or surface water, and will be operated as four distinct farms based on crop type and location.  Crops planted include almonds, lemons, mandarins and several other fresh citrus varieties as well as a small planting of prunes.  The purchase of these properties will be treated as an asset acquisition.  Green Leaf has executed operating lease agreements contemporaneously with this acquisition to operate all four farms.

On March 2, 2016, the Compensation Committee of the Board of Directors approved the award of 47,444 shares to officers, employees and a non-employee director under the Company’s Plan at a price of $5.95 per share for services related to the Offering.  These shares are immediately vested, but can only be disposed of after April 19, 2016.  The award will be recognized as $282,292 of share-based compensation expense in the first quarter of 2016. Following the withholding of shares for tax withholdings, 31,050 additional shares were issued and outstanding, bringing the total shares of common stock outstanding to 16,921,897.

On March 23, 2016, the Compensation Committee of the Board of Directors approved the award of 163,487 restricted stock units (“RSUs”) to officers, employees and a non-employee director under the Company’s 2014 Equity Incentive Plan.  The RSUs are subject to vesting over a four-year period based entirely upon the attainment of pre-determined levels of total shareholder returns, as will be measured as of each year end compared to the Company’s common share price on December 31, 2015, and with one-quarter of the RSUs subject to vesting each year.  The RSUs are not entitled to receive dividends while unvested.  The Company may recognize stock-based compensation expense associated with this award of RSUs in future periods.

******

Schedule III—Real estate and accumulated depreciation

December 31, 2015

(All Numbers in Thousands)

	Initial Cost to Company				Cost Capitalized Subsequent to Acquisition				Gross Amount at Which Carried at Close of Period
Farms	Encumbrances	Land	Improvements	Total	Improvements	Land	Improvements	Total	Accumulated Depreciation	Date Acquired	Life on Which Depreciation in Latest Income Statements is Computed
Kimberly Vineyard (Monterey, CA)	(3)	$9,180	$3,788	$12,968	$—	$9,180	$3,788	$12,968	$373	08/10/2010 & 12/9/2014	8-30 years
Condor Ranch (Ventura, CA)	(3)	3,333	1,520	4,853	4,920	3,333	6,440	9,773	256	11/30/2011 & 12/16/2011	15-30 years
Golden Eagle Ranch (Stanislaus, CA)	(2)	10,380	11,627	22,007	11	10,380	11,638	22,018	2,702	03/09/2012, 08/14/2012 & 8/18/2015	5-25 years
Quail Run Vineyard (Monterey, CA)	(2)	6,499	1,377	7,876	2,067	6,499	3,444	9,943	304	11/16/2012	8-30 years
Blue Heron Farms (Kings, CA)	(2)	6,285	7,715	14,000	32	6,285	7,747	14,032	533	11/01/2013	7-30 years
Falcon Farms (Dougherty, GA; Lowndes, AL)	(3)	5,370	2,760	8,130	199	5,370	2,959	8,329	130	11/14/2014	20 years
Sandpiper Ranch (Santa Cruz, CA)	(4)	7,399	406	7,805	13	7,399	419	7,818	125	12/22/2011 & 4/2620/12	5-25 years
Sweetwater Farm (Jackson, FL)	(1)	4,796	329	5,125	216	4,796	545	5,341	244	12/30/2010	8-15 years
Blue Cypress Farm (Brevard, FL)	(3)	6,828	355	7,183	4,301	6,828	4,656	11,484	84	02/22/2013	15-25 years
Pleasant Plains Farm (Douglas, McClean, Cass, Morgan & Sangamon, IL)	(1)	8,750		8,750		8,750	0	8,750		07/09/2010
Macomb Farm (McDonough, IL)	(1)	2,547		2,547	10	2,547	10	2,557		12/16/2010
Kane County Farms (Kane, IL)	(1)	17,139	30	17,169		17,139	30	17,169	5	06/28/2011	25 years
Tillar Farm (Drew, AR)	(1)	4,080		4,080	19	4,080	19	4,099	7	05/04/2011	10 years
Roadrunner Ranch (Tulare, CA)	(3)	2,414		2,414	5,106	2,414	5,106	7,520	144	04/07/2011 & 09/13/2011	8 years
Grassy Island Groves (Okeechobee, FL)	(3)	1,396	906	2,302	2,629	1,396	3,535	4,931	136	12/17/2012	20 years
Pintail Vineyards (Yolo, CA)		945	100	1,045	966	945	1,066	2,011	13	11/05/2013	5-20 years
Hawk Creek Ranch (Yolo, CA)	(4)	4,907	95	5,002	2,986	4,907	3,081	7,988	63	10/14/2013 & 02/25/2014	5-10 years
Kingfisher Ranch (Fresno, CA)		8,015	11,853	19,868	10	8,015	11,863	19,878	149	8/21/2015	5-20 years
Totals		$110,263	$42,861	$153,124	$23,485	$110,263	$66,346	$176,609	$5,268

(1)	The lender under the first revolving credit facility has a first mortgage on these properties as security for the credit facility outstanding as of December 31, 2015.
(2)	The lender under the second revolving credit facility has a first mortgage on these properties as security for the credit facility outstanding as of December 31, 2015.
(3)	The lender under the third revolving credit facility has a first mortgage on these properties as security for the credit facility outstanding as of December 31, 2015.
(4)	The lender under the fourth revolving credit facility has a first mortgage on these properties as security for the credit facility outstanding as of December 31, 2015.

The net basis of the Company’s assets and liabilities for U.S. federal income tax purposes is approximately $2,737,000 higher than the amount reported for financial statement purposes.

Reconciliation of “Real estate and accumulated depreciation”

	Year Ended December 31,
	2015	2014	2013
Real estate:
Balance at beginning of year	$143,640,511	$116,815,790	$88,095,301
Additions during the year	25,076,396	20,832,897	25,458,450
Development costs and other expenditures	8,222,312	6,195,474	4,481,159
Payment for diminished remaining acreage of Macomb Farms	—	(183,650)	(617,500)
Cost associated with expropriated acreage from Macomb Farms	—	—	(601,620)
Cost related to scrapped assets	(328,636)	(20,000)	—
Total	$176,610,583	$143,640,511	$116,815,790

Accumulated depreciation:
Balance at beginning of year	$3,535,653	$2,013,075	$747,800
Additions charged to costs and expenses	2,027,091	1,530,911	1,265,275
Reduction related to scrapped assets	(294,892)	(8,333)	—
Total	$5,267,852	$3,535,653	$2,013,075

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2015, our chief executive officer and chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our chief executive officer and our chief financial officer and treasurer to allow timely decisions regarding required disclosure.

There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Commission for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item 10 will be included in our definitive proxy statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this Item 11 will be included in our definitive proxy statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 will be included in our definitive proxy statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by this Item 13 will be included in our definitive proxy statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this Item 14 will be included in our definitive proxy statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed:
(1)	The consolidated financial statements of the Company are set forth in this Annual Report on Form 10-K in Item 8.
(2)	Financial Statement Schedules:

The following financial statement schedules for the year ended December 31, 2015 are submitted herewith:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Exhibit No.	Description
3.1

Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant’s From S-11 (Registration No. 205260) filed with the SEC on October 13, 2015).

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registrant’s From S-11 (Registration No. 205260) filed with the SEC on October 6, 2015).

4.1

Specimen Certificate of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s From S-11 (Registration No. 205260) filed with the SEC on October 6, 2015).

10.1

Second Amended and Restated Agreement of Limited Partnership of American Farmland Company L.P. (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registrant’s From S-11 (Registration No. 205260) filed with the SEC on October 13, 2015).

10.2†

American Farmland Company 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registrant’s From S-11 (Registration No. 205260) filed with the SEC on October 6, 2015).

10.3*	Indemnification Agreement by and between the Registrant and D. Dixon Boardman.
10.4*	Indemnification Agreement by and between the Registrant and Harrison LeFrak.
10.5*	Indemnification Agreement by and between the Registrant and Geoffrey M. Lewis.
10.6*	Indemnification Agreement by and between the Registrant and Thomas S. T. Gimbel.
10.7*	Indemnification Agreement by and between the Registrant and Lindsey B. Sichel.
10.8*	Indemnification Agreement by and between the Registrant and Morton Cohn.
10.9*	Indemnification Agreement by and between the Registrant and Terry Allen Kramer.
10.10*	Indemnification Agreement by and between the Registrant and Roberto de Guardiola.
10.11*	Indemnification Agreement by and between the Registrant and Mark Wilkinson.
10.12*	Indemnification Agreement by and between the Registrant and James Hoover.
10.13*	Indemnification Agreement by and between the Registrant and Robert Cowan.
10.14*	Indemnification Agreement by and between the Registrant and Andreas Spitzer.
10.15*	Registration Rights Agreement, dated October 23, 3015, by and between the Registrant and the holders named therein.
10.16

Amended and Restated Sub-Advisory Agreement by and among American Farmland Advisor LLC, Prudential Mortgage Capital Company, LLC, and for the purposes of certain sections specified therein, the Registrant and American Farmland Company L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s From S-11 (Registration No. 205260) filed with the SEC on June 26, 2015).

10.17

Advisory Agreement by and between American Farmland Advisor LLC and the Registrant (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant’s From S-11 (Registration No. 205260) filed with the SEC on October 6, 2015).

10.18*	Amendment to Advisory Agreement by and between American Farmland Advisor LLC and the Registrant.
10.19*	Transitional Services Agreement, dated October 23, 2015, by and among Optima Fund Management LLC, the Registrant and American Farmland Company L.P.
10.20†

Employment Agreement for Thomas S.T. Gimbel (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registrant’s From S-11 (Registration No. 205260) filed with the SEC on October 6, 2015).

10.21†	Employment Agreement for Robert L. Cowan (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s From S-11 (Registration No. 205260) filed with the SEC on October 6, 2015).
10.22†

Employment Agreement for Geoffrey M. Lewis (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s From S-11 (Registration No. 205260) filed with the SEC on October 6, 2015).

10.23†

Employment Agreement for Lindsey B. Sichel (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s From S-11 (Registration No. 205260) filed with the SEC on October 6, 2015).

10.24†*	Employment Agreement for Andreas Spitzer.
10.25*

Purchase and Sale Agreement and Joint Escrow Instructions, dated as of December 9, 2015, by and between the Cactus Corner, LLC, as seller, an affiliate of Sun Dial Farms, LLC, and Waterman (CA) LLC and Stoneman (CA) LLC, collectively as buyer, wholly-owned subsidiaries of the Registrant.

Exhibit No.	Description
10.26*

Purchase and Sale Agreement and Joint Escrow Instructions, dated as of December 9, 2015, by and between Bear Creek Ranch, LLC, as seller, an affiliate of Sun Dial Farms, LLC, and Waterman (CA) LLC and Bartlett (CA) LLC, collectively as buyer, wholly-owned subsidiaries of the Registrant.

10.27*

Purchase and Sale Agreement and Joint Escrow Instructions, dated as of December 9, 2015, by and between the Sun Dial Farms, LLC, as seller, and Booth (CA) LLC, as buyer, a wholly-owned subsidiary of the Registrant.

10.28*	Loan Agreement, dated as of December 5, 2013, by and between American Farmland Company L.P. and Rutledge Investment Company.
10.29*	Loan Agreement, dated as of January 14, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company.
10.30*	Loan Agreement, dated as of August 18, 2015, by and between American Farmland L.P. and Rutledge Investment Company.
10.31

Loan Agreement, dated as of December 22, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2015).

10.32

Amendment to Loan Agreements, dated as of December 22, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2015).

21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language) (i) Condensed Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013, (iii) Condensed Consolidated Statement of Equity for the Years Ended December 31, 2015, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013, and (v) Notes to the Condensed Consolidated Financial Statements.

†	Indicated management contract or compensatory plan or arrangement required to be filed or incorporated by reference as in exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FARMLAND COMPANY

By:	/s/ Thomas S. T. Gimbel
Thomas S.T. Gimbel
Chief Executive Officer

Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	/s/ Thomas S.T. Gimbel	By:	/s/ Morton Allan Cohn
	Thomas S.T. Gimbel		Morton Allan Cohn
	Chief Executive Officer and Director		Director

Date: March 30, 2016		Date: March 30, 2016

By:	/s/ Geoffrey M. Lewis	By:	/s/ Roberto A. de Guardiola, Jr.
	Geoffrey M. Lewis		Roberto A. de Guardiola, Jr.
	Chief Financial Officer, Treasurer and Director		Director

Date: March 30, 2016		Date: March 30, 2016

By:	/s/ D. Dixon Boardman	By:	/s/ James B. Hoover
	D. Dixon Boardman		James B. Hoover
	Chairman of the Board of Directors		Director

Date: March 30, 2016		Date: March 30, 2016

By:	/s/ Harrison T. LeFrak	By:	/s/ Terry Allen Kramer
	Harrison T. LeFrak		Terry Allen Kramer
	Vice Chairman of the Board of Directors		Director

Date: March 30, 2016		Date: March 30, 2016

		By:	/s/ Mark Wilkinson
Mark Wilkinson
Director

Date: March 30, 2016