Form 10-Q
period 2016-03-31
American Farmland Co
filed 2016-05-16
CIK 1474777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 16, 2016, the registrant had 16,921,897 shares of common stock, par value $0.01 per share, outstanding.

AMERICAN FARMLAND COMPANY

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN FARMLAND COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS:
Investments in real estate—net	$236,490,722	$171,342,731
Cash and cash equivalents	6,481,725	14,518,788
Rent receivable	1,022,069	1,766,254
Deferred financing costs, net	527,731	558,992
Other assets	665,126	2,099,336
Total assets	$245,187,373	$190,286,101
LIABILITIES AND EQUITY:
LIABILITIES:
Borrowings under credit facilities	$80,950,000	$27,200,000
Accrued expenses and other liabilities	3,661,381	2,377,305
Legacy performance fee payable to Agricultural Sub-Adviser	1,106,307	1,106,307
Unearned rent	4,091,373	834,858
Total liabilities	89,809,061	31,518,470
Commitments and contingencies
EQUITY:
Common stock, $0.01 par value—300,000,000 shares authorized; 16,921,897 shares issued and outstanding at March 31, 2016 and 16,890,847 shares issued and outstanding at December 31, 2015	169,219	168,908
Additional paid-in-capital	150,033,027	149,846,969
Accumulated deficit	(20,646,612)	(17,644,793)
Company stockholders’ equity	129,555,634	132,371,084
Non-controlling interests in operating partnership	25,822,678	26,396,547
Total equity	155,378,312	158,767,631
Total liabilities and equity	$245,187,373	$190,286,101

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FARMLAND COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
OPERATING REVENUES:
Fixed rent	$2,081,832	$1,370,894
Participating rent	136,788	822,061
Recovery of real estate taxes	183,472	116,391
Other income	23,750	18,050
Total operating revenues	2,425,842	2,327,396
OPERATING EXPENSES:
Depreciation	954,831	443,980
Management and performance fees—related party	—	689,145
Property operating expenses	585,108	440,242
Due diligence costs on non-consummated transactions	136,862	—
Professional fees	394,249	99,181
Sub-advisory fees	646,072	—
General and administrative expenses	1,609,405	65,015
Total operating expenses	4,326,527	1,737,563
OPERATING (LOSS) INCOME	(1,900,685)	589,833
Interest income	(872)	(546)
Interest expense and financing costs	372,598	95,860
Total other expense	371,726	95,314
(LOSS) INCOME BEFORE LOSS ON SALE OF ASSETS	(2,272,411)	494,519
Loss on sale of assets	(7,258)	—
(LOSS) INCOME BEFORE INCOME TAXES	(2,279,669)	494,519
Income tax provision	34,053	79,832
NET (LOSS) INCOME	(2,313,722)	414,687
Less net (loss) income attributable to non-controlling interests	(369,522)	128,757
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(1,944,200)	$285,930
(LOSS) EARNINGS PER WEIGHTED AVERAGE COMMON SHARE:
Basic and diluted	$(0.12)	$0.03
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	16,901,083	10,890,847

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FARMLAND COMPANY AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(Unaudited)

	No. of Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interests	Total Equity
BALANCE—January 1, 2015	10,436,902	$104,369	$105,445,855	—	$(6,672,472)	$20,561,963	$119,439,715
Issuance of stock—securities sales pre Offering	453,945	4,539	5,245,461	—	—	—	5,250,000
Offering costs	—	—	(441)	—	—	(91)	(532)
Net income	—	—	—	—	285,930	128,757	414,687
Dividends and distributions	—	—	—	—	—	(150,147)	(150,147)
BALANCE—March 31, 2015	10,890,847	$108,908	$110,690,875	$—	$(6,386,542)	$20,540,482	$124,953,723

BALANCE—January 1, 2016	16,890,847	168,908	149,846,969	—	(17,644,793)	26,396,547	158,767,631
Share based compensation	31,050	311	186,058	—	—	—	186,369
Net income	—	—	—	—	(1,944,200)	(369,522)	(2,313,722)
Dividends and distributions	—	—	—	—	(1,057,619)	(204,347)	(1,261,966)
BALANCE—March 31, 2016	16,921,897	$169,219	$150,033,027	$—	$(20,646,612)	$25,822,678	$155,378,312

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FARMLAND COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,313,722)	$414,687
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	954,831	443,980
Loss on sale of assets	7,258	—
Amortization of deferred financing costs	33,938	—
Share based compensation	186,369	—
Changes in operating assets and liabilities:
Increase in deferred financing costs, net	—	(93,674)
Increase in other assets	(65,790)	(132,844)
Decrease in rent receivable	744,185	741,552
Increase in unearned rent	3,256,515	844,318
Increase (decrease) in accrued expenses and other liabilities	1,172,112	(555,523)
Decrease in performance fee payable to AFA	—	(954,540)
Increase in management fee payable to AFA	—	81,144
Net cash provided by operating activities	3,975,696	789,100
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate investments	(63,524,705)	—
Capital expenditures on real estate investments	(842,427)	(1,386,471)
Proceeds from sale of assets	100	—
Net cash used in investing activities	(64,367,032)	(1,386,471)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit facility	53,750,000	—
Offering costs paid	(50,000)	(1,360,214)
Financing costs paid	(2,677)	—
Dividends paid to shareholders	(1,138,703)	(176,263)
Distributions paid to non-controlling interests	(204,347)	(150,147)
Net cash provided by (used in) financing activities	52,354,273	(1,686,624)
Net decrease in cash and cash equivalents	(8,037,063)	(2,283,995)
Cash and cash equivalents at beginning of period	14,518,788	7,466,642
Cash and cash equivalents at end of period	$6,481,725	$5,182,647
NONCASH INVESTING ACTIVITY:
Deposits for real estate investments paid in 2015, which closed in 2016	$1,500,000	$—
Capital expenditures payable in subsequent period	395,992	—
NONCASH FINANCING ACTIVITIES:
Dividend declared in one period and paid in subsequent period	139,870	—
Subscriptions received in prior year	—	5,250,000
Deferred offering costs	—	2,635,655

SUPPLEMENTAL DISCLOSURE
Cash interest paid	$326,340	$90,126
Cash paid for income taxes	86,016	—

The accompanying notes are an integral part of these consolidated financial statements.

American Farmland Company

Notes to Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION

American Farmland Company (together with its subsidiaries, the “Company”), a Maryland corporation, was established on October 9, 2009, and commenced its operations on October 15, 2009, for the purpose of investing in farmland principally located in the United States. The Company conducts all of its activities through American Farmland Company L.P. (the “Operating Partnership”), a Delaware limited partnership. The Company owned 83.8% of the limited partnership interests in the Operating Partnership at March 31, 2016 and December 31, 2015.

The Company is the sole general partner of the Operating Partnership.  Prior to its internalization on October 23, 2015 (the “Internalization Transaction”), American Farmland Advisors LLC (“AFA”) was the external advisor of the Operating Partnership as well as its co-general partner.

American Farmland TRS LLC (“AFC TRS LLC”), a Delaware limited liability company, was formed originally to hold part of the interest in AFA held by one of the owners of AFA and was acquired by the Operating Partnership as part of the Internalization Transaction. We have elected for AFC TRS LLC to be taxed as a taxable REIT subsidiary (“TRS”). Its income currently consists of its share of the income earned by AFA. Since we indirectly own 100% of the voting securities of AFC TRS LLC, the financial position and results of operations of AFC TRS LLC are consolidated within our financial statements.  AFCO CA TRS LLC (“California TRS”), a Delaware limited liability company, was formed to acquire the non-real estate related assets from one of our 2015 acquisitions upon the expiration of the lease with the tenant or earlier under certain circumstances.  We have elected for California TRS to be taxed as a TRS. It is currently anticipated that its income will predominately consist of fees earned from the renting of the non-real estate related assets at the end of the lease with the current tenant.  Since we indirectly own 100% of the voting securities of California TRS, the financial position and results of operations of California TRS are consolidated within our financial statements.

All subsequent references in this report to the “Company,” “we,” “us” and “our” refer, collectively, to American Farmland Company, the Operating Partnership, AFA and the Operating Partnership’s subsidiaries, unless the context otherwise requires or where otherwise indicated.

On October 19, 2015, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-11, as amended (File No. 333-205260) in connection with the Company’s initial public offering, pursuant to which it registered and sold 6,000,000 shares of the Company’s common stock, including 419,900 shares pursuant to a directed shares program, at a public offering price of $8.00 per share, which closed on October 23, 2015 (the “Offering”).  The Offering resulted in gross proceeds of approximately $48 million and net proceeds, after deducting underwriting discounts and offering expenses borne by the Company, of approximately $39.2 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim consolidated financial statements are unaudited and include the accounts of the Company, the Operating Partnership and its wholly owned limited liability companies.  All intercompany transactions and balances have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and changes in cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.  We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  There were no such cash equivalents at March 31, 2016 and December 31, 2015.  The Company maintains cash balances in major banks which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC). The Company had funds on deposit in excess of amounts insured by the FDIC; however, the Company believes the credit risk related to these deposits is minimal.

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

The Internalization Transaction included, among other things, the acquisition of AFA.  The Internalization Transaction was treated as a business combination under ASC 805, and the excess of the consideration over the fair value of the net liabilities assumed from AFA together with transaction costs associated with the Internalization Transaction were expensed in the fourth quarter of 2015.

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

Above‑market and below‑market in‑place lease values for acquired properties are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in‑place leases and (ii) management’s estimate of fair market lease rates for the corresponding in‑place leases, measured over a period equal to the remaining, non‑cancelable term of the lease. The total amount of other intangible assets or liabilities acquired will be further allocated to in‑place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease. When determining the non‑cancelable term of the lease, fixed‑rate renewal options, if any, are evaluated to see if they should be included. The value of in-place leases is amortized over the remaining term of the lease. Should a tenant terminate its lease, the unamortized portion of any above‑market and below‑market lease values, in‑place lease values and any associated intangibles will be immediately charged to the related income or expense. There were no above-market or below-market in-place lease intangibles as of March 31, 2016 and December 31, 2015.

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

We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis. We concluded that none of our properties were impaired as of March 31, 2016 or December 31, 2015 and we will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on real estate assets since our inception.

Earnings Per Share — Basic earnings per share is calculated by dividing net income (loss) attributable to the Company by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per share is calculated by dividing net income (loss) attributable to the Company by the weighted-average number of shares of common stock outstanding during the period, plus other potentially dilutive securities such as stock grants (if applicable) or shares that would be issued in the event that Common Units are redeemed for shares of common stock.  No adjustment is made for shares that are anti-dilutive during a period.

Shares whose issuance is contingent upon the satisfaction of certain conditions shall be considered outstanding and included in the computation of diluted EPS as follows (i) if all necessary conditions have been satisfied by the end of the period (the events have occurred), those shares shall be included as of the beginning of the period in which the conditions were satisfied (or as of the date of the grant, if later) or (ii) if all necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares included in diluted EPS shall be based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period (for example, the number of shares that would be issuable based on current period earnings or period-end market price) and if the result would be dilutive. Those contingently issuable shares shall be included in the denominator of diluted EPS as of the beginning of the period (or as of the date of the grant, if later).

Non-Controlling Interests — Non‑controlling interest is the portion of capital in the Operating Partnership not attributable to the Company.  Our non‑controlling interests relate to the capital accounts of affiliates of the members of AFA (the “Founders”), the interests acquired by the owners of AFA pursuant to the Internalization Transaction and until October 23, 2015, the de minimis capital account of AFA in the Operating Partnership.  Non‑controlling interests are reported in equity on the consolidated balance sheets but separate from the Company’s stockholders’ equity. On the consolidated statements of operations, the Operating Partnership is reported at the consolidated amount, including both the amount attributable to the Company and non‑controlling interests.

Rent receivable — Rent receivable is presented at face value, net of the allowance for doubtful accounts, if any. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The allowance for doubtful accounts was $0 as of March 31, 2016 and December 31, 2015.

Deferred financing costs — Deferred financing costs consist of costs incurred to obtain financing, including legal fees, up-front commitment fees, administrative fees and in some cases, mortgage recording taxes.  Costs associated with our borrowings are deferred and amortized over the terms of the respective credit facilities using the straight-line method, which approximates the effective interest method.  Accumulated amortization of deferred financing costs was $150,731 and $116,793 as of March 31, 2016 and December 31, 2015, respectively.  Total amortization expense related to deferred financing costs amounting to $33,938 and $14,561 for the three months ended March 31, 2016 and 2015, respectively, is included in interest expense and financing costs on the accompanying consolidated statements of operations. See Note 6, “Borrowings under Credit Facilities,” for further discussion on these related financings.

Other Assets — Other assets primarily comprise prepaid expenses, deposits on potential farm acquisitions ($0 as of March 31, 2016 and $1.5 million as of December 31, 2015), deposits on trees to be acquired for development purposes and other miscellaneous receivables.

Fair value of financial instruments — The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 825 “Financial Instruments” approximates the carrying amounts presented in the consolidated balance sheets.

Operating Revenues — All leases on farms are classified as operating leases and the related base or fixed rental income from the farms is recognized on a straight‑line basis commencing from the effective date of the lease or the acquisition date of the property in the case of in‑place leases on properties acquired.  In certain instances the Company receives base rental income from leases that commenced with the crop year which can be prior to the effective date of the lease.  The rental income relating to the period prior to the effective date of the lease is recorded as unearned rent and amortized into rental income over the lease term.  Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to rent receivable. Participating rent is recorded when all contingencies have been resolved such that the tenant is entitled to gross revenues from a packing house, wine producer, shipper, huller processor or other marketing, processing or distributing entity, or crop insurance which enables the Company to estimate and/or measure its share of such gross revenues. As a result, depending on the circumstances described above for a particular lease, in certain instances, participating rent will be recognized by the Company in the year the crop was harvested, and in other instances, participating rent will be recognized partially in the year of the harvest and the balance in the year following the harvest.

Recovery of expenses represents revenues from tenant leases that provide for the recovery of all or a portion of the real estate taxes of the respective property. The revenue is accrued in the same periods as the expense is incurred.

Unearned Rent — A number of the Company’s tenant leases, particularly in the commodity row crop segment, require that tenants pay the full annual rent in advance of planting, or in two semi-annual installments.  For such leases, the advance rent for future periods is recorded to unearned rent as a liability, and is then recorded to income over the periods represented by the payment received.  In addition, as more fully described in “Operating Revenues” above, cash received relating to the period prior to the effective date of a lease is recorded as unearned rent and is released to rental income over the life of the lease.  In the quarter ended March 31, 2016, the Company received cash rents in excess of the straight-line rental revenue associated with leases for the properties acquired in the Sun Dial acquisition, as hereinafter defined.  The aggregate unearned rent balance on the consolidated balance sheet was $4,091,373 and $834,858 as of March 31, 2016 and December 31, 2015, respectively.

Income Taxes — The Operating Partnership qualifies as a partnership for U.S. federal income tax purposes. No provision has been made in the accompanying financial statements for federal, state or local income taxes for the Operating Partnership, as each partner is individually responsible for reporting their share of the Partnership’s income or loss on their own tax returns.  The Company operates in a manner intended to enable it to qualify as a REIT under Sections 856‑860 of the Internal Revenue Code of 1986, as amended (the “Code”). Under these sections, a real estate investment trust, which distributes at least 90% of its real estate investment trust taxable income (determined without regard to the deduction for dividends paid and excluding capital gains) to its stockholders each year and that meets certain other conditions, will not be subject to federal income taxes on that portion of its taxable income that is distributed to its stockholders. To the extent that the Company satisfies its annual distribution requirement but distributes less than 100% of taxable income, it will be subject to an excise tax on undistributed taxable income.  The Company is subject to federal income taxation in the event it generates taxable income from prohibited transactions.  The consolidated statement of operations for the three months ended March 31, 2016 and 2015 includes $34,053 and $79,832, respectively, as a provision for income taxation resulting from prohibited transactions. The prohibited transactions arise from revenue received from the sale of crops grown on farms undergoing development before the trees become fully mature and the farm becomes leasable.  The income tax provision reported represents the 100% tax attributed to the prohibited transactions of the Company.  Additionally, the Company consolidates within its financial statements the results of two TRSs, AFC TRS LLC and California TRS. The income taxes arising from these two TRSs have been de minimis to date.

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

As of March 31, 2016 and December 31, 2015, the Company does not have a liability for uncertain tax positions. Potential interest and penalties associated with such uncertain tax positions would be recorded as a component of the income tax provision. As of March 31, 2016, the tax years ended December 31, 2012 through December 31, 2015 remain open for an audit by the Internal Revenue Service.

Management does not believe the Company has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

New Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”). ASU 2014‑09 provides additional guidance for management to reassess revenue recognition as it relates to: (1) transfer of control, (2) variable consideration, (3) allocation of transaction price based on relative standalone selling price, (4) licenses, (5) time value of money and (6) contract costs. Further disclosures will be required to provide a better understanding of revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. ASU 2014‑09 is effective for us on January 1, 2018, with early adoption permitted as of January 1, 2017. We are currently evaluating the impact ASU 2014‑09 will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014‑15, Presentation of Financial Statements Going Concern (Subtopic 205‑40) (“ASU 2014‑15”). ASU 2014‑15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is still present and (6) require an assessment for a period of one year after the date that the financial statements are issued. ASU 2014‑15 is effective for us on January 1, 2017, with early adoption permitted. We are currently evaluating the impact ASU 2014‑15 will have on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015‑02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015‑02”). ASU 2015‑02 significantly changes the consolidation analysis required under U.S. GAAP.  The new standard changes the way a reporting entity evaluates whether (a) limited partnerships and similar entities should be consolidated, (b) fees paid to decision makers or service providers are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and over which the Company has the ability to exercise significant influence, but does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. To the extent such variable interests are in entities that cannot be evaluated under the variable interest entity model, the Company evaluates its interests using the voting interest entity model. The Company holds a 83.8% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership. Through consideration of new consolidation guidance effective for the Company as of January 1, 2016, it has been concluded that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights. Accordingly, the Company consolidates its interest in the Operating Partnership. However, as the Company holds what is deemed a majority voting interest in the Operating Partnership, it qualifies for the exemption from providing certain of the disclosure requirements associated with investments in VIEs.  ASU 2015-02 was effective for us on January 1, 2016. This pronouncement has had no impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 was effective for us on January 1, 2016. This pronouncement has had no impact on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. ASU 2015-15 was effective for us on January 1, 2016. We have assessed the impact of ASU 2015-15 and identified no material impact on our consolidated financial statements.  We currently have borrowings under credit facilities and the related costs of such credit facilities are deferred and presented as an asset.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which pertains to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Any adjustments should be calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 was effective for us on January 1, 2016. This pronouncement has had no impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase.  Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.  Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance.  ASU 2016-02 is effective for us on January 1, 2019.  We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued an update (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting to ASC Topic 718, Compensation—Stock Compensation.  ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for us on January 1, 2018.  We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

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

Level 1 — unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 — quoted prices in markets that are not active for identical or similar assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are observable or can be corroborated by observable market data;

Level 3 — inputs that are unobservable and significant to the fair value measurement, including inputs that are not derived from market data or cannot be corroborated by market data.

The Company does not have any assets or liabilities carried at fair value on a recurring basis.  See Note 6 for a discussion of the estimated fair value of the Company’s borrowings under its credit facilities.

4.	INVESTMENTS IN REAL ESTATE

Investments in real estate as of March 31, 2016 and December 31, 2015 are comprised of the following:

	March 31, 2016	December 31, 2015
Land	$149,747,689	$110,263,183
Land improvements	8,054,463	4,619,110
Buildings	1,449,484	1,191,000
Trees and vines	60,566,344	36,746,042
Development costs	16,875,019	19,892,332
Fixtures and equipment	6,017,953	3,898,916
	242,710,952	176,610,583
Less accumulated depreciation	(6,220,230)	(5,267,852)
Investments in real estate, net	$236,490,722	$171,342,731

Depreciation expense for the three months ended March 31, 2016 and 2015 was $954,831 and $443,980, respectively.

Real Estate Activity

2016 First Quarter Real Estate Activity

On January 27, 2016, the Company closed on the acquisition of a portfolio of mature permanent crop properties aggregating to approximately 2,186 gross acres and approximately 1,718 net plantable acres for a combined purchase price of $63,513,000, from Sun Dial, LLC and affiliates (the “Sun Dial” properties or acquisition). The Company incurred $1,511,705 in acquisition costs associated with this purchase. The purchase of these properties has been accounted for as an asset acquisition, and accordingly, the acquisition costs were capitalized as part of the purchase price of the assets acquired.

The seven properties are located across multiple counties in California, each with its own on-site water well(s) and/or surface water, and will be operated as four distinct farms (Cougar Ranch, Cheetah Ranch, Puma Ranch and Lynx Ranch) based on crop type and location.  Crops planted include almonds, lemons, mandarins and several other fresh citrus varieties as well as a small planting of prunes.  Green Leaf LLC, an affiliate of Sun Dial, LLC, and its affiliates (“Green Leaf”), which is also our tenant on Golden Eagle Ranch, executed operating lease agreements contemporaneously with the Sun Dial acquisition to operate all four farms.

We determined the allocation of the purchase price of the Sun Dial assets acquired during the first quarter ended March 31, 2016 to be as follows:

Farm	Land	Land improvements	Buildings	Trees and vines	Fixtures and equipment	Development costs	Total purchase price
Cougar Ranch	$9,841,520	$245,743	$—	$7,383,550	$163,829	$—	$17,634,642
Cheetah Ranch	9,992,492	1,013,862	258,484	6,973,733	675,908	—	18,914,479
Puma Ranch	10,364,672	706,295	—	6,166,743	470,863	468,337	18,176,910
Lynx Ranch	6,652,750	245,558	—	3,236,661	163,705	—	10,298,674
	$36,851,434	$2,211,458	$258,484	$23,760,687	$1,474,305	$468,337	$65,024,705

The allocation of the purchase price is preliminary and subject to change.

2015 First Quarter Real Estate Activity

The Company did not close on any acquisitions in the quarter ended March 31, 2015.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Accrued dividends payable	$139,870	$220,954
Accrued accounting fees	449,288	450,000
Accrued sub-advisory fees	1,079,512	497,777
Accrued real estate taxes	401,747	235,272
Accrued legal fees	268,372	105,795
Accrued interest payable	39,039	26,719
Accrued offering costs	26,138	76,138
Accrued other	1,257,415	764,650
Total	$3,661,381	$2,377,305

6.	BORROWINGS UNDER CREDIT FACILITY

On December 5, 2013, the Company entered into a $25.0 million revolving credit facility, arranged by Rutledge Investment Company (“Rutledge”), to provide funds for potential acquisitions, development of existing properties and other corporate purposes. The facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month London Interbank Offered Rate (“LIBOR”) (0.6286% at March 31, 2016 and 0.6127% at December 31, 2015). The Company is required to pay any interest due quarterly in arrears beginning January 1, 2014 and any unpaid interest and drawn principal is due and payable in full on January 1, 2019 (“Maturity Date”). The minimum advance under the terms of the facility is $500,000 and may be repaid at any time prior to the Maturity Date. The credit facility is secured by a first mortgage over, and assignment of leases from, Pleasant Plains Farm, Macomb Farm, Kane County Farms, Sweetwater Farm and Tillar Farm properties. The Company pays a 0.25% per annum non usage fee.  There was $25.0 million outstanding under this credit facility at March 31, 2016 and no amount outstanding under this credit facility at December 31, 2015.

On January 14, 2015, the Company entered into a second $25.0 million revolving credit facility, arranged by Rutledge, to provide funds for potential acquisitions, development of existing properties and other corporate purposes. The facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month LIBOR (0.6286% at March 31, 2016 and 0.6127% at December 31, 2015). The Company is required to pay any interest due quarterly in arrears beginning April 1, 2015 and any unpaid interest and drawn principal is due and payable in full on January 1, 2020 (“Second Maturity Date”). The minimum advance under the terms of the facility is $500,000 and may be repaid at any time prior to the Second Maturity Date.

The credit facility is secured by a first mortgage over and assignment of leases from Quail Run Vineyard, the first tranche of Golden Eagle Ranch and Blue Heron Farms properties. The Company pays a 0.25% per annum non‑usage fee. The amount outstanding under this credit facility at March 31, 2016 and at December 31, 2015 was $25.0 million.

On August 18, 2015, the Company entered into a third $25.0 million revolving credit facility, arranged by Rutledge, to provide funds for potential acquisitions, development of existing properties and other corporate purposes. The facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month LIBOR (0.6286% at March 31, 2016 and 0.6127% at December 31, 2015). The Company is required to pay any interest due quarterly in arrears beginning October 1, 2015 and any unpaid interest and drawn principal is due and payable in full on August 1, 2020 (“Third Maturity Date”). The minimum advance under the terms of the facility is $500,000 and may be repaid at any time prior to the Third Maturity Date. The credit facility is secured by a first mortgage over and assignment of leases from the second tranche of Kimberly Vineyard, Roadrunner Ranch, Condor Ranch, Blue Cypress Farm, Grassy Island Groves and Falcon Farms properties. The Company pays a 0.25% per annum non‑usage fee.  There was $25.0 million outstanding under this credit facility at March 31, 2016 and $2.2 million outstanding under this credit facility at December 31, 2015.

On December 22, 2015, the Company entered into a fourth revolving credit facility in the amount of $15.0 million, arranged by Rutledge, to provide funds for potential acquisitions, development of existing properties and other corporate purposes. The facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month LIBOR (0.6286% at March 31, 2016 and 0.6127% at December 31, 2015). The Company is required to pay any interest due quarterly in arrears beginning April 1, 2016 and any unpaid interest and drawn principal is due and payable in full on January 1, 2021 (“Fourth Maturity Date”). The minimum advance under the terms of the facility is $500,000 and may be repaid at any time prior to the Fourth Maturity Date. The credit facility is secured by a first mortgage over and assignment of leases from Kingfisher Ranch, Sandpiper Ranch and Hawk Creek Ranch properties. The Company pays a 0.25% per annum non‑usage fee. There was $5,950,000 outstanding under this credit facility at March 31, 2016 and no amount outstanding under this credit facility at December 31, 2015.

The fair value of the borrowings under the credit facilities fall within Level 3 of the fair value hierarchy.  We believe the fair value of the borrowings under the credit facilities as of March 31, 2016 and December 31, 2015 were approximately comparable to our carrying values at each respective date because (i) the revolving nature of the borrowings allows prepayment at the Company’s option at any time, (ii) the borrowings bear interest at a variable rate, and (iii) the spread on all the borrowings did not change throughout the quarter.

Pursuant to an amendment to the credit facilities entered into in December 2015, the Company is required to maintain loan to value ratios of (i) 50% or less measured by the aggregate amount payable to the lender by the Company pursuant to all four existing credit facilities compared to the aggregate appraised value of the properties pledged as security under the four credit facilities and (ii) 60% or less measured by the amount payable to the lender by the Company pursuant to each individual credit facility compared to the appraised value of all of the properties pledged as security under each respective credit facility.  In addition, aggregate indebtedness of the Company must be less than 40% of the aggregate value of the Company’s investment in real estate.  The values used to determine compliance with the covenants are based on independent third-party appraisals performed at least annually.

We believe we are in compliance with the covenants of each of these credit facilities.

7.	RELATED PARTY TRANSACTIONS

Prior to the Internalization Transaction, the limited partnership agreement of the Operating Partnership provided that the Operating Partnership pay AFA a management fee in arrears calculated at the annual rate of (i) 1% of the Company’s share of the gross asset value, as defined, of the Operating Partnership as of the end of the immediately preceding calendar quarter and (ii) 0.5% of the Founders’ share of the gross asset value of the Operating Partnership as of the end of the immediately preceding calendar quarter. The management fee for the three months ended March 31, 2015 amounted to $412,287. Prior to the Internalization Transaction, AFA utilized the management fees it received from the Operating Partnership to pay the Agricultural Sub-Adviser their fees. After the Internalization Transaction, AFA became an indirectly and directly wholly-owned subsidiary of the Operating Partnership and continues to pay the Agricultural Sub-Adviser a sub-advisory fee (see below for detail).

Prior to the Internalization Transaction, AFA was entitled to a performance fee equal to 15% of the Funds From Operations (as defined) allocated to the capital account of the Company in the Operating Partnership each fiscal year and 10% of the Funds From Operations allocated to each Founder’s capital account in the Operating Partnership each fiscal year. The performance fee on Funds From Operations amounted to $232,353 for the three months ended March 31, 2015.

Prior to the Internalization Transaction, AFA was entitled to an additional performance fee equal to two‑thirds of 15% of the net capital appreciation allocated to the capital account of the Company in the Operating Partnership each fiscal year and to one‑third of 15% of the net realized capital appreciation allocated to the capital account of the Company in the Operating Partnership each fiscal year. AFA was also entitled to two‑thirds of 10% and one‑third of 10% of net capital appreciation and net realized capital appreciation, respectively, allocated to each Founder’s capital account in the Operating Partnership each fiscal year. The performance fee on net capital appreciation (realized and unrealized) amounted to $44,505 for the three months ended March 31, 2015.

These performance fees are reflected in management and performance fees-related party on the consolidated statements of operations.  The payment of performance fees to AFA ceased following the Internalization Transaction.

Concurrent with the closing of the Offering on October 23, 2015 (the “Closing Date”), the Company internalized its management functions previously provided by AFA (the “Internalization Transaction”).  The Internalization Transaction was accomplished by having the previous owners of AFA (including AFC TRS LLC) which held a 0.2% interest in AFA, contribute 100% of their interests in AFA to the Operating Partnership. On the Closing Date, any performance fees related to Funds from Operations and capital appreciation that were previously assessable against the capital accounts of the partners in the Operating Partnership, ceased.  The previous owners of AFA received 986,438 Common Units in the Operating Partnership in aggregate in connection with the Offering valued at $8.00 per Common Unit or $7,891,504.  The excess of the fair value of the consideration for the Internalization Transaction amounting to $7,891,504 over the net liabilities assumed of $1,043,241, amounted to $8,934,745.  The excess amount together with $860,000 in transaction costs, which represent the fair value of the cost to terminate the various management contracts with AFA, associated with the Internalization Transaction totaling $9,794,745, were expensed in the fourth quarter of 2015 in the consolidated statement of operations and were allocated based on the percentage ownership of the Operating Partnership prior to the Offering.

In addition, the Agricultural Sub-Adviser to AFA, Prudential Mortgage Capital Company, LLC, which includes Prudential Agricultural Investments, a unit of Prudential Mortgage Capital Company, LLC, entered into an Amended and Restated Sub-Advisory Agreement (“Amended Sub-Advisory Agreement”) effective on the Closing Date whereby the Agricultural Sub-Adviser receives a sub-advisory fee equal to the annual rate of 1.0% of the appraised value of the Operating Partnership’s properties at the end of each calendar quarter.  The fee for the first quarter ended March 31, 2016 amounted to $646,072.

Pursuant to the Amended Sub-Advisory Agreement, the Agricultural Sub-Adviser was entitled to performance fees as of the Closing Date as if all fees under the original Sub-Advisory Agreement were earned and payable (the “Legacy Performance Fee”).  The Legacy Performance Fee is payable in equal annual amounts over four years.  Interest is payable at the simple rate of 5% on unpaid balances beginning on the Closing Date.  The balance of the Legacy Performance Fee payable to the Agricultural Sub-Adviser is shown in the consolidated balance sheet as “Legacy performance fee payable to Agricultural Sub-Adviser” and was $1,106,307 at March 31, 2016 and December 31, 2015, respectively.

The Operating Partnership paid Optima Fund Management LLC (“Optima”), an affiliate of the Managing Member of AFA prior to the Closing Date, $7,500 for the quarter ended March 31, 2015 as a fee for providing administrative and accounting services to the Company and the Operating Partnership.  In connection with the Internalization Transaction, AFA and Optima entered into a Transitional Services Agreement dated as of the Closing Date.  AFA paid Optima $45,925 for the quarter ended March 31, 2016 pursuant to the Transitional Services Agreement in respect of occupancy, data processing and accounting and other administrative services.

8.	STOCKHOLDERS’ EQUITY

There were 300,000,000 shares of common stock, par value $0.01 per share, authorized with 16,921,897 issued and outstanding as of March 31, 2016 and 16,890,847 issued and outstanding as of December 31, 2015.  There were 35 8% Series A Cumulative Non‑Voting Preferred Stock, par value $0.01 per share, authorized with zero issued and outstanding as of March 31, 2016 or December 31, 2015.

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

Non-Controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership, a majority owned partnership.  The Company owned 83.8% of the common limited partnership interests (“Common Units”) in the Operating Partnership at March 31, 2016 and December 31, 2015.

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

There were 3,269,556 Common Units outstanding as of March 31, 2016 and December 31, 2015.

Dividends

The Company’s Board of Directors declared and paid the following dividends to common stockholders for the first quarter ended March 31, 2016 and for the years ended December 31, 2013, 2014 and 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Dividend per Common Share
2013
	May 28, 2013	June 18, 2013	June 27, 2013	$0.1000
	December 3, 2013	December 3, 2013	December 23, 2013	0.1250
				$0.2250
2014
	May 20, 2014	May 20, 2014	June 25, 2014	$0.1250
	December 9, 2014	December 9, 2014	December 30, 2014	0.1250
				$0.2500
2015
	May 19, 2015	June 22, 2015	June 30, 2015	$0.1250
	October 4, 2015	October 1, 2015	October 8, 2015	0.0625
	December 10, 2015	December 22, 2015	December 29, 2015	0.0625
				$0.2500
2016
	March 2, 2016	March 21, 2016	March 31, 2016	$0.0625
				$0.0625

Subsequent to each year end the Company determines what amounts of the dividends paid during that year represent ordinary income to stockholders for income tax purposes versus capital gains or return of capital. The Company paid distributions of $0.25 per share in calendar year 2015, of which 53% was ordinary income and 47% was a return of capital for U.S. federal income tax purposes. The Company paid distributions of $0.25 per share in calendar year 2014, of which 74% was ordinary income and 26% was a return of capital for U.S. federal income tax purposes.  The Company paid distributions of $0.225 per share in calendar year 2013, of which 42% was ordinary income and 58% was return of capital for U.S. federal income tax purposes.

Equity Incentive Plan

The Company may issue equity-based awards to officers, employees, non-employee directors and other key persons under the Company’s 2014 Equity Incentive Plan (the ‘‘Plan’’), which became effective on the Closing Date.  We initially reserved 806,400 shares of common stock equal to 4.0% of our total outstanding shares of common stock and Common Units immediately following the consummation of the Offering.  The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into Common Units.  The terms of each grant will be determined by the Compensation Committee of our Board of Directors.  No awards were made pursuant to the Plan during the year ended December 31, 2015.

As of March 31, 2016, as a result of the below mentioned awards, there were 595,470 shares available for future grant under the Plan.

On March 2, 2016, the Compensation Committee of the Board of Directors approved the award of 47,444 shares to officers, employees and a non-employee director under the Company’s Plan for services related to the Offering. The number of shares granted was determined by dividing 25% of each executives’ annual salary by the Offering price of $8.00 per share, so that the value of the grant would reflect the change in the Company’s stock price since the Offering. The shares had a fair market value of $5.95 per share as of the date of the grant. These shares were immediately vested, but were subject to lock-up agreements entered into in connection with the Offering until April 18, 2016.  Following the withholding of shares for tax withholdings, 31,050 additional shares were issued and outstanding.

On March 23, 2016, the Compensation Committee of the Board of Directors approved the award of 163,486 restricted stock units (“RSUs”) to officers, employees and a non-employee director under the Plan.  The RSUs are subject to vesting over a four-year period based entirely upon the attainment of pre-determined levels of total shareholder returns, as will be measured as of each year end compared to the Company’s common share price on December 31, 2015, and with one-quarter of the RSUs subject to vesting each year.  The RSUs are not entitled to receive dividends while unvested.  Upon a change in control, the grants may accelerate up to one year’s worth of vesting if the change in control price per share meets the pre-determined performance metrics and additional amounts may vest if the change in control price per share exceeds the net asset value per share. The aggregate RSU award fair value as of the March 23, 2016 grant date was estimated to be $102,588 using Monte Carlo simulation techniques and will be amortized over the respective vesting periods for each of the awards. The Company recognized $1,621 of stock-based compensation expense associated with this award during the quarter ended March 31, 2016.

9.	EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2016	2015
Net (loss) income attributable to the Company	$(1,944,200)	$285,930
Denominator for basic & diluted weighted average shares	16,901,083	10,890,847
Basic & diluted (loss) earnings per common share	$(0.12)	$0.03

The Company has no potentially dilutive securities outstanding.

10.	LEASES

The Company’s mature properties, and the mature acres of Condor Ranch which is a development property, are leased to tenants under operating leases, which expire on various dates through 2020. Future minimum rents to be received from tenants under non-cancelable leases in effect at March 31, 2016, are as follows:

2016 - Remainder	$6,610,339
2017	7,384,338
2018	7,009,895
2019	4,962,700
2020	1,638,671
$27,605,943

In addition to the minimum lease payments described above, Cougar Ranch, Cheetah Ranch, Puma Ranch, Lynx Ranch, Kimberly Vineyard, Golden Eagle Ranch, Condor Ranch, Quail Run Vineyard, Falcon Farms, Kingfisher Ranch and Blue Heron Farms have leases that require the tenants to pay participating rent above a threshold, based on a percentage of gross revenues, as defined in the leases, derived from the leased property.  Participating rent was $136,788 and $822,061 for the three months ended March 31, 2016 and 2015, respectively. Depending upon each farm’s crop yield and commodity prices, the participating rent can be the majority of the rental revenue received from the tenants on these properties.

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

Below is a summary of total assets by segment as of March 31, 2016 and December 31, 2015.

	Total	Commodity Row	Specialty/ Vegetable Row	Permanent	Development	Corporate
March 31, 2016	$245,187,373	$33,637,327	$24,750,164	$151,703,813	$32,538,319	$2,557,750
December 31, 2015	$190,286,101	$32,604,314	$12,855,152	$85,642,987	$43,849,168	$15,334,480

Below is a summary of income before income taxes by segment for the three months ended March 31, 2016 and 2015, respectively.

For the Three Months Ended March 31, 2016	Total	Commodity Row	Specialty/ Vegetable Row	Permanent	Development	Corporate
OPERATING REVENUES:
Fixed rent	$2,081,832	$368,855	$226,962	$1,308,623	$177,392	$—
Participating rent	136,788	—	—	136,788	—	—
Recovery of real estate taxes	183,472	—	23,613	153,850	6,009	—
Other income	23,750	—	3,750	20,000	—	—
Total operating revenues	2,425,842	368,855	254,325	1,619,261	183,401	—
OPERATING EXPENSES:
Depreciation	954,831	927	62,999	772,036	118,720	149
Property operating expenses	585,108	64,686	49,667	337,394	133,361	—
Due diligence costs on non-consummatedtransactions	136,862	—	—	—	—	136,862
Professional fees	394,249	—	1,638	7,302	545	384,764
Sub-advisory fees	646,072	—	—	—	—	646,072
General and administrative expenses	1,609,405	—	—	—	—	1,609,405
Total operating expenses	4,326,527	65,613	114,304	1,116,732	252,626	2,777,252
Operating (loss) income	(1,900,685)	303,242	140,021	502,529	(69,225)	(2,777,252)
Total other expense	371,726	—	—	—	—	371,726
Income (loss) before loss on sale of assets	(2,272,411)	303,242	140,021	502,529	(69,225)	(3,148,978)
Loss on sale of assets	(7,258)	—	—	—	(7,258)	—
Income (loss) before income taxes	(2,279,669)	$303,242	$140,021	$502,529	$(76,483)	$(3,148,978)
Income tax provision	34,053
Net loss	(2,313,722)
Less net loss attributable to non-controlling interests	(369,522)
Net loss attributable to the Company	$(1,944,200)

For the Three Months Ended March 31, 2015	Total	Commodity Row	Specialty/ Vegetable Row	Permanent	Development	Corporate
OPERATING REVENUES:
Fixed rent	$1,370,894	$398,694	$192,725	$558,615	$220,860	$—
Participating rent	822,061	—	—	823,983	(1,922)	—
Recovery of real estate taxes	116,391	—	23,109	90,534	2,748	—
Other income	18,050	300	17,750	—	—	—
Total operating revenues	2,327,396	398,994	233,584	1,473,132	221,686	—
OPERATING EXPENSES:
Depreciation	443,980	768	23,596	364,134	55,482	—
Management and performance fees-related party	689,145	—	—	—	—	689,145
Property operating expenses	440,242	76,880	41,257	189,127	132,978	—
Professional fees	99,181	—	620	968	140	97,453
General and administrative expenses	65,015	—	—	—	—	65,015
Total operating expenses	1,737,563	77,648	65,473	554,229	188,600	851,613
Operating income (loss)	589,833	321,346	168,111	918,903	33,086	(851,613)
Total other expense	95,314	—	—	—	—	95,314
Net income (loss) before income taxes	494,519	$321,346	$168,111	$918,903	$33,086	$(946,927)
Income tax provision	79,832
Net income	414,687
Less net income attributable to non-controlling interests	128,757
Net income attributable to the Company	$285,930

13.	SUBSEQUENT EVENTS

No material subsequent events have occurred since March 31, 2016 that required recognition or disclosure in the financial statements, except as disclosed below:

On April 14, 2016, the Company announced that its Board of Directors authorized the Company to commence a review of strategic alternatives to enhance stockholder value.  Since the Company’s October 19, 2015 initial public offering, its shares have consistently traded at a substantial discount to net asset value which, as of December 31, 2015, was estimated to be $10.05 per share.  The Company’s net asset value is based upon independent third-party appraisals of its farms which were performed as of December 31, 2015.  The Company has retained Citigroup Global Markets Inc. and Raymond James & Associates, Inc. as its financial advisors and Goodwin Procter LLP as legal counsel to assist in a comprehensive analysis of all potential strategic alternatives.  Alternatives to be explored may include, among others, joint venture arrangements, a merger of the Company, or a sale of all or part of the Company and/or its assets.  There can be no assurances that the strategic alternatives review process will result in the Company pursuing a particular transaction or the consummation of any transaction.  The Company has not set a definitive timetable for completion of the process and does not intend to disclose further developments until its Board of Directors approves a specific action or otherwise concludes the review of strategic alternatives.

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

Executive Summary

We are an internally managed real estate company focused primarily on the acquisition and management of a diversified portfolio of permanent crop, specialty/vegetable row crop and commodity row crop farmland, including farmland development located in the U.S. in select major agricultural states. We lease our farms to experienced professional farmer tenants under a variety of lease structures with staggered durations, including fixed and participating leases. As of March 31, 2016, our portfolio was comprised of 22 farms and approximately 18,322 gross acres with more than 21 crop types (over 40 when including sub-varieties), some of which are planted in rotation, in Alabama, Arkansas, California, Florida, Georgia and Illinois.

We were incorporated in Maryland in October 2009, and elected to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. We conduct all of our business activities through our Operating Partnership, of which we are the sole general partner.

The below table shows the properties owned by the Company as of March 31, 2016 and as of December 31, 2015:

Property Name	Crops	County, State	Date Acquired(1)	March 31, 2016 Net Book Value	December 31, 2015 Net Book Value	Tillable Acres		Gross Acres	Fixed & Participating Rent for Three Months Ended March 31, 2016 (2)
Permanent Crop:
Kimberly Vineyard (first and second tranche)	Wine grapes	Monterey, CA	Aug-10 & Dec-14	$12,560,821	$12,595,785	245		260	$105,196
Golden Eagle Ranch (first and second tranche)	Almonds	Stanislaus, CA & Merced, CA	Mar-12 & Aug-12 & Aug-15	19,419,047	19,316,916	1,186		1,247	232,329
Quail Run Vineyard	Wine grapes	Monterey, CA	Nov-12	9,680,013	9,638,916	223		240	29,020
Blue Heron Farms	Walnuts	Kings, CA	Nov-13	13,480,007	13,498,426	380		430	119,629
Falcon Farms	Pecans	Dougherty, GA; Lowndes, AL	Nov-14	8,196,563	8,198,933	1,165		1,840	193,117
Kingfisher Ranch	Pistachios	Fresno, CA	Aug-15	19,625,470	19,728,725	511		623	186,559
Cougar Ranch	Varied Citrus	Fresno, CA	Jan-16	17,556,108	—	481		854	190,779
Cheetah Ranch	Varied Citrus	Fresno, CA & Tulare, CA	Jan-16	18,849,313	—	443		478	176,051
Puma Ranch	Almonds	Madera, CA	Jan-16	18,101,598	—	562		610	131,873
Lynx Ranch	Almonds	Merced, CA	Jan-16	10,264,143	—	232		244	80,858
Total Permanent Crop:				147,733,083	82,977,701	5,428		6,826	1,445,411
Specialty/Vegetable Row:
Sweetwater Farm	Varied	Jackson, FL	Dec-10	5,079,646	5,096,495	1,450		1,624	95,075
Sandpiper Ranch	Strawberries/ Vegetables	Santa Cruz, CA	Dec-11 & Apr-12	7,684,670	7,692,833	158		184	102,867
Blue Cypress Farm	Varied	Brevard, FL	Feb-13	11,367,678	11,400,656	2,036		2,694	29,020
Total Specialty/ Vegetable Row:				24,131,994	24,189,984	3,644		4,502	226,962
Commodity Row:
Pleasant Plains Farm	Corn/Soybeans	Douglas, McLean, Cass, Morgan & Sangamon, IL	Jul-10	8,750,000	8,750,000	1,159		1,196	118,695
Macomb Farm	Corn/Soybeans	McDonough, IL	Dec-10	2,556,294	2,556,453	422		434	45,050
Tillar Farm	Cotton/ Rice/ Corn/Soybeans	Drew, AR	May-11	4,091,535	4,092,003	1,248		1,444	52,125
Kane County Farms	Corn/Soybeans	Kane, IL	Jun-11	17,163,300	17,163,600	1,617		1,652	152,985
Total Commodity Row:				32,561,129	32,562,056	4,446		4,726	368,855
Development:
Roadrunner Ranch	Citrus	Tulare, CA	Apr-11 & Sep-11	7,472,171	7,375,597	227		244	—
Condor Ranch	Avocados/ Lemons	Ventura, CA	Nov-11 & Dec-11	9,553,800	9,517,874	271	(3)	786	34,972
Grassy Island Groves	Citrus	Okeechobee, FL	Dec-12	5,020,357	4,795,334	451		623	142,420
Hawk Creek Ranch	Pistachios	Yolo, CA	Oct-13 & Feb-14	7,985,601	7,924,842	425		524	—
Pintail Vineyards	Wine grapes	Yolo, CA	Nov-13	2,031,619	1,998,228	87		91	—
Total Development:				32,063,548	31,611,875	1,461		2,268	177,392
Other				968	1,115	—		—	—
TOTAL:				$236,490,722	$171,342,731	14,979		18,322	$2,218,620

(1)	An additional acquisition date represents a growth of, or an addendum to, the property.
(2)

Represents fixed rent and participating rent actually received for the quarter ended March 31, 2016, and does not include certain rent to be paid under participating leases that has not yet been recognized, particularly for our mature permanent crop farms, which may generate the majority of their rent through participation. Such rent is typically earned and paid in the fourth quarter of each year or over the first and second quarters of the following year.

(3)	Additional acreage that was previously deemed non-tillable was successfully converted and developed into tillable acreage.

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

Recent Developments

Initial Public Offering of our Common Stock

On October 19, 2015, we priced the Offering of 6,000,000 shares of our common stock, including 419,900 shares sold pursuant to a directed shares program, at a public offering price of $8.00 per share, which closed on October 23, 2015. The Offering resulted in gross proceeds of approximately $48.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $39.2 million. On October 23, 2015, the Company contributed the net proceeds from the Offering to its Operating Partnership in exchange for Common Units, and the Operating Partnership used $25 million to pay down debt then outstanding under the Company’s revolving credit facilities, and the remainder has been used for other general corporate purposes including partially funding the closing of the Sun Dial acquisition and the redemption of the Company’s Series A Cumulative Non-Voting Preferred Stock.  As of March 31, 2016, our cash and cash equivalents balance was $6.5 million.

Amended and Restated Sub-Advisory Agreement

Additionally, in connection with the Internalization Transaction, we, AFA and our Operating Partnership entered into an Amended and Restated Sub-Advisory Agreement with our Agricultural Sub-Adviser, to provide us with certain agricultural investment, acquisition and property management services. Under the terms of the Amended and Restated Sub-Advisory Agreement, fees include an acquisition fee of 2% of the gross purchase price of farms acquired by or contributed to our Operating Partnership, which historically had been 1%, and a disposition fee of 1% of the gross sales price of farms sold by our Operating Partnership or its subsidiaries where Capital Agricultural Property Services, an affiliate of our Agricultural Sub-Adviser, is not used as the selling broker. Further, fees payable to our Agricultural Sub-Adviser include a management fee of 1% per annum payable quarterly in arrears based on the gross asset value of our Operating Partnership as of each calendar quarter-end.  Prior to the Internalization Transaction, any fees payable to the Agricultural Sub-Adviser were borne by AFA and not by our Operating Partnership or the Company. Historically, this fee was equal to (i) one-quarter of 1% of the gross asset value of our Operating Partnership as of the end of the preceding quarter in respect of the partnership interests held by us and any other partners other than AFA, Optima and their respective owners, and (ii) one-quarter of 0.5% of the gross asset value of our Operating Partnership as of the end of the preceding quarter in respect of partnership interests held by AFA, Optima and their respective owners. Due to a combination of monies raised and properties acquired, including the Sun Dial acquisition which closed in January 2016 (which was under contract at December 31, 2015), we believe that we are no longer obligated for any make-whole payments to our Agricultural Sub-Adviser as set forth in the Amended and Restated Sub-Advisory Agreement.

New Leases and Lease Renewals

During the first quarter of 2016 we executed a new short term lease with a tenant on Blue Cypress Farm for the 2016 crop season with a first commercial crop expected later in 2016.  Leases with the tenants on the first tranche of Kimberly Vineyard, Macomb Farm, Sweetwater Farm, Tillar Farm, Quail Run Vineyards, Falcon Farms and Blue Cypress Farm are set to expire in 2016 and will need to be renewed for 2017. We expect to commence lease negotiations with these tenants later this year.  As of March 31, 2016, we had no vacancies on any of our non-development farms.

Acquisitions

On January 27, 2016, wholly-owned subsidiaries of the Company completed the acquisition of a portfolio of mature permanent crop properties aggregating to approximately 2,186 gross acres and approximately 1,718 net plantable acres, the Sun Dial properties or acquisition, as previously defined, for a combined purchase price of $63.5 million, excluding transaction costs, from Sun Dial, LLC and affiliates (the “Sellers”).  The Sun Dial acquisition substantially increased the Company’s farmland assets by approximately 30% (as measured by appraised value).  The seven acquired properties are located across multiple counties in California, each with its own on-site well(s) and / or surface water, and will be operated as four distinct farms (Cougar Ranch, Cheetah Ranch, Puma Ranch and Lynx Ranch), with properties grouped into a particular farm based on crop type and location. Crops planted include almonds, lemons, mandarins and several other fresh citrus varieties as well as a small planting of prunes.

The properties were previously owner-occupied and, as a result, do not have a prior leasing history.  Upon closing, the Company entered into four separate participating leases with Green Leaf which are expected to provide a blended first year fixed base rent yield of approximately 5% of the purchase price, with the potential for additional income from formulaic participation in the crop revenue above a fixed threshold and with the base rent and fixed threshold each having annual escalators.  Green Leaf is also the tenant on the

Company’s Golden Eagle Ranch property.  The acquisition was funded from cash on hand and additional borrowings under the Company’s existing revolving credit facilities.

Review of Strategic Alternatives

On April 14, 2016, the Company announced that its Board of Directors has authorized the Company to commence a review of strategic alternatives to enhance shareholder value.  Since the Offering, the Company’s shares have consistently traded at a substantial discount to net asset value which, as of December 31, 2015, was estimated to be $10.05 per share.  The Company’s net asset value is based upon independent third-party appraisals of its farms which were performed as of December 31, 2015.  The Company has retained Citigroup Global Markets Inc. and Raymond James & Associates, Inc. as its financial advisors and Goodwin Procter LLP as legal counsel to assist in a comprehensive analysis of all potential strategic alternatives.  Alternatives to be explored may include, among others, joint venture arrangements, a merger of the Company, or a sale of all or part of the Company and/or its assets.  The Company noted that there can be no assurances that the strategic alternatives review process will result in the Company pursuing a particular transaction or the consummation of any transaction.  The Company has not set a definitive timetable for completion of the process and does not intend to disclose further developments until its Board of Directors approves a specific action or otherwise concludes the review of strategic alternatives.

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

The following table summarizes the leases in place as of March 31, 2016 across our farm portfolio and identifies the lease type and lease expiration.  Participating leases can be based on a crop share or can be comprised of fixed base rent and formulaic participating components; all of our current participating leases have both fixed base rents and participating components.

Property Name	Crops	County, State	Lease Type	Lease Term	Lease Expiration		Remaining Term at March 31, 2016 (Years)
Permanent Crop:
Kimberly Vineyard (tranche 1)	Wine grapes	Monterey, CA	Participating	3 year	10/31/2016		0.59
Kimberly Vineyard (tranche 2)	Wine grapes	Monterey, CA	Participating	5 year	10/31/2019		3.58
Golden Eagle Ranch (tranche 1)	Almonds	Stanislaus, CA	Participating	5 year	11/30/2019		3.67
Golden Eagle Ranch (tranche 2)	Almonds	Merced, CA	Participating	5 year	11/30/2019	(1)	3.67
Quail Run Vineyard	Wine grapes	Monterey, CA	Participating	2 year	10/31/2016	(2)	0.59
Blue Heron Farms	Walnuts	Kings, CA	Participating	3 year	11/30/2017		1.67
Falcon Farms	Pecans	Dougherty, GA; Lowndes, AL	Participating	2 year	11/30/2016		0.67
Kingfisher Ranch	Pistachios	Fresno, CA	Participating	6 year	10/31/2020		4.59
Cougar Ranch	Varied Citrus	Fresno, CA	Participating	5 year	6/30/2020		4.25
Cheetah Ranch	Varied Citrus	Fresno, CA & Tulare, CA	Participating	5 year	6/30/2020		4.25
Puma Ranch	Almonds	Madera, CA	Participating	4 year	11/30/2019		3.67
Lynx Ranch	Almonds	Merced, CA	Participating	4 year	11/30/2019		3.67

Specialty/Vegetable Row:
Sweetwater Farm	Varied	Jackson, FL	Fixed	3 year	12/31/2016		0.75
Sandpiper Ranch	Strawberries/ Vegetables	Santa Cruz, CA	Fixed	3 year	12/31/2018		2.75
Blue Cypress Farm(3)	Varied	Brevard, FL	Fixed	1 year	12/31/2016		0.75

Commodity Row:
Pleasant Plains Farm	Corn/Soybeans	Douglas, McLean, Cass, Morgan & Sangamon, IL	Fixed	3 year	12/31/2018		2.75
Macomb Farm	Corn/Soybeans	McDonough, IL	Fixed	3 year	12/31/2016		0.75
Tillar Farm	Cotton/ Rice/ Corn/Soybeans	Drew, AR	Fixed	1 year	12/31/2016		0.75
Kane County Farms	Corn/Soybeans	Kane, IL	Fixed	3 year	12/31/2018		2.75

Development:
Roadrunner Ranch	Citrus	Tulare, CA	—	—	—		—
Condor Ranch	Avocados/ Lemons	Ventura, CA	Participating	3 year	10/31/2018	(4)	2.58
Grassy Island Groves	Citrus	Okeechobee, FL	—	—	—		—
Hawk Creek Ranch	Pistachios	Yolo, CA	—	—	—		—
Pintail Vineyards	Wine grapes	Yolo, CA	—	—	—		—

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

(3)

Blue Cypress Farm development was completed subsequent to December 31, 2015, and a short term lease ending December 31, 2016 and covering the 2016 growing seasons was executed with a new tenant in the first quarter of 2016.  The lease provides the tenant an early termination option on the earlier of the harvesting of the 2016 spring crop or June 1, 2016.  The property was moved from the development segment to the specialty/vegetable row segment as of March 31, 2016.

(4)	The current lease for Condor Ranch provides for all acreage, whether currently commercial, in transition or in development, to fold into the lease during the lease term.

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

Due to the short term nature of these fixed leases on specialty/vegetable and commodity row crop farms, in any given year we may have multiple leases up for renewal or extension. In general and based on our prior experience, lease renewal rates are impacted by a variety of factors including: (i) land value changes over the span of the lease (i.e., if a lease has a three year term, and in those three years, the value of property increases by 20%, the renewed lease will similarly adjust the rental payment), (ii) crop price trends, (iii) revenue and expense expectations and (iv) public rental data for comparable farms, if known.

For permanent crop farms, we typically use participating leases because the ability to share in favorable crop prices and yields compensates for the increased risks of owning and developing permanent farmland, which takes several years to yield revenue-producing crops and which can suffer long-term damage from weather events. These leases typically require the tenant to pay a base rent and, after a threshold that allows the tenant to recoup agricultural expenses, revenues are shared formulaically based on one or multiple factors pursuant to the applicable lease. These leases are typically longer-term in nature (four to six years), and have multiple payment installments, some for base rent amounts and others for the participating component. Revenues from participating leases exhibit more variability around fluctuating crop prices and harvest cycles and are subject to seasonality, the timing of crop harvests or when revenues are recognized or received. We expect such variability to continue as long as we continue to use such lease types.

Farms with fixed leases of multiple-year durations are less susceptible to the immediate impacts of changes in crop prices. However, land values for commodity row crop farms and resulting market rental rates are generally impacted by the overall three year average of commodity crop prices, and perhaps sooner in times of notable price volatility. For leases where there is a participating or contingent revenue component, impacts of changing crop prices will have a more direct impact on revenues. Although annual fixed rental payments under our leases will not be based on the quality or profitability of our tenants’ harvests, any of these factors could adversely affect our tenants’ ability to meet their obligations to us and our ability to lease or re-lease farms on favorable terms.   However, crop insurance, which is federally provided for commodity row crops and which we mandate our tenants to obtain with respect to permanent crops, is an important mitigant in adverse years.

Rental revenue from larger farms will have a direct bearing on our overall revenues. For example, our Golden Eagle Ranch property was responsible for 41.4% of our 2015 fixed and participating rent, which represents rent received for the year ended December 31, 2015 and includes certain rent from participating leases for the 2014 crop year that was not recognized in 2014, but does not include rent still to be paid under participating leases for the 2015 crop year that will be recognized in 2016.  Our Golden Eagle Ranch property represented 10% of our fixed and participating rent for the three months ended March 31, 2016 as compared to 44% for the three months ended March 31, 2015.

Development Farms

Five of our farms are either completely or in majority under development and one farm is partially, but less than a majority, under development at present. The five farms that are completely (or in majority) under development include Roadrunner Ranch, Condor Ranch, Hawk Creek Ranch, Pintail Vineyards and Grassy Island Groves. In addition, our Quail Run Vineyard is partially, but less than a majority, under development. Portions of our other farms may contain young non-mature acres that are not yet commercially productive, but are not included in the development segment as such farms do not require the continued capital expenditures associated with development, and such development acreage represents a minority of the property acreage. Further, given that our Golden Eagle Ranch consists of trees that were planted at different times, we will periodically redevelop minor portions of the farm where the trees are nearing the end of their productive lives. Rental revenues will not be generated on these development farms until they become commercially productive, and for farms that are in partial development, any revenues may be offset to a varying degree from development capital expenditures. We expect our current farms under development to become commercially productive and leased to tenants between 2016 and 2019, depending on each property’s current stage of development and the crop type for which it is being developed, with the exception of one pistachio farm expected to be commercially productive and leased to a tenant in 2021. While development farms represent one of the four main sub-categories of our farms, our current intent is to seek to acquire income producing farms in order to ensure adequate income generation; therefore, our level of capital expenditures as a percentage of total asset value is expected to decline going forward.

Our Blue Cypress Farm was previously categorized as a development farm but became commercially productive in the first quarter of 2016. Blue Cypress Farm was leased to a tenant on a fixed base rent basis for one crop season in 2016 with an option to renew after the first crop season, with a first crop anticipated later in 2016.

Capital Expenditures

In connection with our development and redevelopment farms, as well as due to regular operating maintenance costs, capital expenditures during the first quarter of 2016 were approximately $1.1 million before revenue offsets. We currently estimate approximately $5.5 million before revenue offsets in remaining capital expenditures, of which approximately $3.0 million is planned for the remainder of 2016, to complete our existing development projects on our Roadrunner Ranch, Condor Ranch, Quail Run Vineyard, Grassy Island Groves, Hawk Creek Ranch and Pintail Vineyards, which include cultural costs incurred for crops that are producing, but not at commercially productive or leasable levels. Additionally, we currently estimate approximately $2.7 million before revenue offsets in remaining capital expenditures, of which approximately $1.2 million is planned for the remainder of 2016, for redevelopment and partial development projects on our Golden Eagle Ranch, Falcon Farms and Kingfisher Ranch. Thereafter, we would expect our capital expenditures related to our development and redevelopment farms to decline as we are focusing on acquiring more crop producing farms and fewer development farms until more of our existing development projects are complete.

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

Crop Prices

Crop prices are impacted by a variety of factors, including, among others, global production and demand estimates, adverse weather conditions, crop disease in important global farming regions, changes in government regulations and policy, fluctuations in global wealth, currency fluctuations, changes in foreign trade and export markets, and military conflicts. Any of these factors may result in crop price volatility, which may either positively or negatively impact the value of our tenants’ crop yields. Prices for many commodity row crops, particularly corn, experienced significant declines in 2013 through the first quarter of 2016, but we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that those declines in prices for commodity row crops represent a correction to historical norms (adjusted for inflation) after a period of heightened prices stemming in part from the drought that impacted crop supply in the Midwest in 2012, and we believe that long-term growth trends in global population will result in increased prices for commodity row crops over time. Additionally, these declines in commodity row crop pricing have been offset by record crop production and strong permanent crop prices in other regions during certain periods in that time range. With respect to permanent crop prices, almonds and walnuts have declined from record high prices exhibited in 2013 – 2015 and are trading closer to historical averages. Prices for other permanent crops such as citrus are currently trading above historical averages. While we anticipate prices for crops will generally increase over the long-term due to overarching global trends in population growth and declining supply of arable land, there may be future price variability for the reasons discussed above.

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

As of March 31, 2016, we had eleven farms that were subject to participating leases, and we expect to use similar leasing structures in the future. Payments under such leases are made two to four times annually, with some payments being made in the year subsequent to the relevant harvest, which causes revenue to be concentrated unevenly in the fourth, first and second quarters of each year, varying in amount and timing from year to year.

Pistachios, which are planted on Kingfisher Ranch, are generally harvested in the fall with crop sales (and thus the Company’s participating rents) typically occurring and being recognized in both the fourth quarter of the harvest year as well as into the following year. However, Kingfisher Ranch experienced a weak 2015 production yield and, accordingly, the tenant pursued insurance claims under its crop insurance policies which were settled in full in the fourth quarter of 2015 and resulted in the Company’s recognition of higher than otherwise expected participating revenues in 2015 for Kingfisher Ranch because in the event of a normal crop, a portion of the 2015 crop yield would have been recognized as 2016 participating revenues, but due to the insurance settlement, substantially all 2015 crop revenues were recognized in 2015.  The full insurance settlement recognition in 2015 resulted in no 2016 participating revenues at Kingfisher Ranch for the 2015 crop.  In addition, our Golden Eagle Ranch generated strong participating revenues in 2015 due to the strength of the 2014 crop production as well as high almond prices throughout the majority of 2015 when the 2014 crop was sold by the tenant.  However, the 2015 crop at Golden Eagle Ranch was significantly lower than the 2014 crop due to poor growing conditions.  Lower 2015 farm production combined with a more recent decline in almond prices is expected to result in substantially lower participating rents from Golden Eagle Ranch in 2016 than were recorded in 2015 as occurred in the most recent quarter-ended March 31, 2016.  Due to the year over year decline in participating rents expected from Golden Eagle Ranch during 2016, the Company expects 2016 operating revenues generated from same-property farms to be lower in 2016 than in 2015.  Variability in crop revenues from year to year is common in the farming industry, and we therefore expect variability in our rents that derive from participating lease types to continue going forward. For 2016, we also expect that seasonality will continue to impact our results of operations and revenues and that, on average, the fourth calendar quarter of the current year and the first and second calendar quarters of the following year should be expected to receive a disproportionate revenue share, although the timing may vary.

Reportable Segments

We operate our business in four reportable segments: Permanent Crop, Specialty/Vegetable Row Crop, Commodity Row Crop and Development.

Permanent Crop Segment

As of March 31, 2016, our permanent crop segment consisted of our Kimberly Vineyard, Golden Eagle Ranch, Quail Run Vineyard, Blue Heron Farms, Falcon Farms, Kingfisher Ranch, Cougar Ranch, Cheetah Ranch, Puma Ranch and Lynx Ranch properties, with an aggregate of 5,428 tillable acres and 6,826 gross acres.  However, 77 acres of Quail Run Vineyard are currently subject to development. The leases for these farms terminate between 2016 and 2020.  Leases with the tenants on the first tranche of Kimberly Vineyard, Quail Run Vineyards and Falcon Farms are set to expire in 2016, and we expect to begin negotiating renewals for these properties in advance of their expiration. Farms in our permanent crop segment are generally subject to participating leases, under which a part or all of the rent is derived from participation in crop revenues or a share of the final crop, often with a fixed base rental amount, and which tend to have longer lease terms of three to five years.

Specialty/Vegetable Row Crop Segment

Subsequent to December 31, 2015, development of our Blue Cypress Farm property was completed, the property deemed mature, and we executed a 2016 crop season lease with a tenant.  Accordingly, the property was moved from the Development Segment to the Specialty/Vegetable Row Crop Segment.

As of March 31, 2016, our Specialty/Vegetable Row Crop segment consisted of our Sandpiper Ranch, Sweetwater Farm and Blue Cypress Farm properties, with an aggregate of 3,644 tillable acres and 4,502 gross acres. The leases for these farms terminate in 2016 and 2018. The leases with the tenants on our Sweetwater Farm and Blue Cypress Farm are set to expire in 2016, and we expect to begin negotiating renewals for these properties in advance of their expiration or later in 2016. Farms in our Specialty/Vegetable Row Crop segment are generally subject to fixed leases, with maturities of one to three years that typically include built-in annual escalators at a fixed dollar or percentage amount.

Commodity Row Crop Segment

As of March 31, 2016, our Commodity Row Crop segment consisted of our Pleasant Plains Farm, Macomb Farm, Kane County Farms and Tillar Farm, with an aggregate of 4,446 tillable acres and 4,726 gross acres. The leases for these farms terminate in 2016 and 2018. Leases with the tenants on Macomb Farm and Tillar Farm are set to expire in 2016, and we expect to begin negotiating renewals for these properties in advance of their expiration. Farms in our Commodity Row Crop segment are generally subject to fixed leases, with maturities of one to three years that may include built-in annual escalators at a fixed dollar or percentage amount.

Development Segment

As of March 31, 2016, our Development segment consisted of our Roadrunner Ranch, Condor Ranch, Grassy Island Groves, Pintail Vineyards and Hawk Creek Ranch properties, with an aggregate of 1,461 tillable acres and 2,268 gross acres. Development farms for permanent crops generally will not generate lease income for periods of between four and seven years, depending on the crop, with certain permanent crop types, like pistachios, taking up to nine years. The current lease for Condor Ranch provides for all acreage, whether currently commercial, in transition or in development, to fold into the lease during the lease term.

As of March 31, 2016, four of these farms are expected to become mature and productive in the next three years, including 77 acres of Quail Run Vineyard that are currently subject to development, but which is not included in this segment as the majority of the farm is mature and crop producing.

Blue Cypress Farm completed development subsequent to December 31, 2015 and was deemed mature.  In the first quarter of 2016, we entered into a short term lease with a tenant covering the 2016 crop season, and we have accordingly moved the property to the Specialty/Vegetable Row Crop Segment.

Critical Accounting Policies and Estimates

The most recent Form 10-K we filed with the SEC on March 30, 2016, in accordance with Rule 424(b) of the Securities Act of 1933, as amended, which is accessible on the SEC’s website at www.sec.gov, contains a description of our critical accounting policies, including use of estimates, investments in real estate, impairment, revenue recognition, purchase price allocation and income taxes. For the three months ended March 31, 2016, there were no significant changes to these policies.

Emerging Growth Company Status

We are an ‘‘emerging growth company,’’ as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we are eligible and have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not ‘‘emerging growth companies,’’ including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these provisions until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.0 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the Offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which we are deemed to be a ‘‘large accelerated filer’’ under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, the JOBS Act also provides that an “emerging growth company’’ can take advantage of the extended transition period provided in the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. We have irrevocably elected not to take advantage of this extended transition period to comply with new or revised financial accounting standards.

Results of Operations

Comparison of the Three Months ended March 31, 2016 to the Three Months ended March 31, 2015

Consolidated Results

Our operating revenues for the periods presented were significantly impacted by acquisitions made during the quarter ended March 31, 2016 and the year ended December 31, 2015.  To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues for our same-property portfolio, which includes only farms (and the specific tranches of farms, in cases where multiple properties acquired at different times have been aggregated into one farm) owned by us for the entirety of both periods presented.  The same-property portfolio for the quarters ended March 31, 2016 and 2015 consisted of 17 farms, including: Kimberly Vineyard, Golden Eagle Ranch (first tranche), Quail Run Vineyard, Blue Heron Farms, Falcon Farms, Sweetwater Farm, Sandpiper Ranch, Blue Cypress Farm, Pleasant Plains Farm, Macomb Farm, Tillar Farm, Kane County Farms, Condor Ranch, Roadrunner Ranch, Grassy Island Groves, Hawk Creek Ranch, and Pintail Vineyards properties.

Excluded from the same-property portfolio for the three months ended March 31, 2016 and 2015 are: Golden Eagle Ranch (second tranche) and Kingfisher Ranch, each acquired during the third quarter of 2015, and Cougar Ranch, Cheetah Ranch, Puma Ranch and Lynx Ranch, each acquired during the quarter ended March 31, 2016 in connection with the Sun Dial acquisition.

For the segment analysis below, it should be noted that Blue Cypress Farm (while included in the Company-level same-property portfolio) has been excluded from the segment-level same-property portfolio for both the specialty/vegetable row crop segment and the development segment.  Blue Cypress Farm was reclassified from the development segment to the specialty/vegetable row crop segment for the quarter ended March 31, 2016 due to the completion of the development project and execution of a tenant lease for the property during the first quarter of 2016.

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$2,081,832	$1,370,894	$710,938	51.9%
Same-property portfolio	1,266,319	1,370,894	(104,575)	-7.6%
Participating rent	136,788	822,061	(685,273)	-83.4%
Same-property portfolio	136,788	822,061	(685,273)	-83.4%
Recovery of real estate taxes	183,472	116,391	67,081	57.6%
Same-property portfolio	120,432	116,391	4,041	3.5%
Other income	23,750	18,050	5,700	31.6%
Same-property portfolio	23,750	18,050	5,700	31.6%
Total operating revenues	2,425,842	2,327,396	98,446	4.2%
Same-property portfolio	1,547,289	2,327,396	(780,107)	-33.5%
OPERATING EXPENSES:
Depreciation	954,831	443,980	510,851	115.1%
Same-property portfolio	555,696	443,980	111,716	25.2%
Management and performance fees-related party(1)	—	689,145	(689,145)	-100.0%
Property operating expenses	585,108	440,242	144,866	32.9%
Same-property portfolio	432,648	440,242	(7,594)	-1.7%
Due diligence costs on non-consummated transactions	136,862	—	136,862	100.0%
Professional fees	394,249	99,181	295,068	297.5%
Sub-advisory fees	646,072	—	646,072	100.0%
General and administrative expenses	1,609,405	65,015	1,544,390	2375.4%
Total operating expenses	4,326,527	1,737,563	2,588,964	149.0%
OPERATING (LOSS) INCOME	(1,900,685)	589,833	(2,490,518)	-422.2%
Interest income	(872)	(546)	(326)	59.7%
Interest expense and financing costs	372,598	95,860	276,738	288.7%
Total other expense	371,726	95,314	276,412	290.0%
(LOSS) INCOME BEFORE LOSS ON SALE OF ASSETS	(2,272,411)	494,519	(2,766,930)	-559.5%
Loss on sale of assets	(7,258)	—	(7,258)	-100.0%
(LOSS) INCOME BEFORE INCOME TAXES	(2,279,669)	494,519	(2,774,188)	-561.0%
Income tax provision	34,053	79,832	(45,779)	-57.3%
NET (LOSS) INCOME	(2,313,722)	414,687	(2,728,409)	-657.9%
Less net (loss) income attributable to non-controlling interests	(369,522)	128,757	(498,279)	-387.0%
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(1,944,200)	$285,930	$(2,230,130)	-780.0%

(1)

Performance fees refer to components of the compensation payable to AFA as our external manager pursuant to the terms of our Operating Partnership’s agreement of limited partnership. Following the Internalization Transaction, payment of these amounts ceased.

Total Operating Revenues

Total operating revenues increased $98,446, or 4.2%, from $2,327,396 for the three months ended March 31, 2015 to $2,425,842 for the three months ended March 31, 2016.  This increase was primarily due to $710,938 of higher fixed rent driven by new leases at acquired properties, higher recovery of real estate taxes in the amount of $67,081 driven by new leases at acquired properties, largely offset by $685,273 of lower participating rent primarily due to lower participating rent from Golden Eagle Ranch (first tranche).  As previously disclosed by the Company, the 2015 crop yield at Golden Eagle Ranch (first tranche) was significantly lower than the 2014 crop yield, and combined with lower commodity prices for almonds realized in the sale of the 2015 crop during the first quarter of 2016, resulted in a significant decrease in the gross revenues earned from the farm for the 2015 crop and our participating rent component of such revenues recorded in the first quarter of 2016.

Total operating revenues for our same-property portfolio decreased $780,107, or 33.5%, from $2,327,396 for the three months ended March 31, 2015 to $1,547,289 for the three months ended March 31, 2016, due primarily to $685,273 of lower participating rent, primarily due to Golden Eagle Ranch (first tranche) as noted above, as well as lower fixed rent in the amount of $104,575, driven by decreases at Golden Eagle Ranch (first tranche) and Quail Run Vineyard in the permanent crop segment, Kane County Farms and Pleasant Plains Farm in the commodity row crop segment, and Grassy Island Groves in the development segment (see the segment discussions below for further detail).

Fixed rent increased $710,938, or 51.9%, from $1,370,894 for the three months ended March 31, 2015 to $2,081,832 for the three months ended March 31, 2016. The increase was primarily due to fixed rent from new leases at acquired farms ($815,513), including Kingfisher Ranch, Golden Eagle Ranch (second tranche), Puma Ranch, Cheetah Ranch, Cougar Ranch and Lynx Ranch, offset by a net decrease of $104,575 at same-property portfolio farms.  Fixed rent for Puma Ranch, Cheetah Ranch, Cougar Ranch and Lynx Ranch was received in cash during the three months ended March 31, 2016 that related to the beginning of the relevant crop year on each of these properties which was prior to the effective date of the respective leases.  The cash received prior to the effective date will be straight-lined to operating revenues over the terms of the leases (four to five years), and the resulting unearned portion at March 31, 2016 in the amount of $1,285,199 is included in “Unearned rent” on the consolidated balance sheet as of that date.   The remaining balance of the unearned rent at March 31, 2016 relates to rental payments received in advance in the normal course of business from leases that require annual, semi-annual or quarterly payments, as the case may be.

Fixed rent for our same-property portfolio decreased by $104,575, or 7.6%, from $1,370,894 for the three months ended March 31, 2015 to $1,266,319 for the three months ended March 31, 2016, driven by decreases at Golden Eagle Ranch (first tranche) and Quail Run Vineyard in the permanent crop segment ($64,228), Kane County Farms and Pleasant Plains Farm in the commodity row crop segment ($29,839), and Grassy Island Groves in the development segment ($54,840), offset by higher fixed rent at Blue Cypress Farm ($29,019) and Condor Ranch ($11,372).

Participating rent (including for the same-property portfolio) decreased $685,273, or 83.4%, from $822,061 for the three months ended March 31, 2015 to $136,788 for the three months ended March 31, 2016. This decrease was driven by lower participating rent from Golden Eagle Ranch (first tranche) in the amount of $732,223 due to the reasons discussed above, lower participating rent at Quail Run Vineyard ($91,760), partially offset by higher participating rent from Falcon Farms ($136,767).

Recovery of real estate taxes increased $67,081, or 57.6%, from $116,391 for the three months ended March 31, 2015 to $183,472 for the three months ended March 31, 2016.  This increase was primarily due to the real estate taxes incurred and recovered at acquired properties ($63,039), and higher real estate taxes incurred and recovered from the tenant at Condor Ranch ($3,261).  Recovery of real estate taxes at same-property portfolio farms increased $4,041, or 3.5%, from $116,391 for the three months ended March 31, 2015 to $120,432 for the three months ended March 31, 2016, due to the increase at Condor Ranch discussed above.

Other income increased $5,700 or 31.6%, from $18,050 for the three months ended March 31, 2015 to $23,750 for the three months ended March 31, 2016.  The increase was due to $20,000 of other income at Falcon Farms related to the sale of soil materials removed from the property, which was not earned in the prior year comparable period.

Total Operating Expenses

Total operating expenses increased $2,588,964, or 149.0%, from $1,737,563 for the three months ended March 31, 2015 to $4,326,527 for the three months ended March 31, 2016.

Depreciation expense increased by $510,851 as compared to the prior year comparable quarter, due primarily to the depreciation from acquisitions made in the third quarter of 2015 ($133,453) and the first quarter of 2016 ($265,534), as well as higher depreciation from Condor Ranch ($56,655), Hawk Creek Ranch ($13,948) and Blue Cypress Farm ($30,621).

Management and performance fees-related party ceased following the Internalization Transaction and decreased by $689,145 as compared to the prior year comparable quarter. Following the Internalization Transaction, the Company directly incurs the costs associated with retaining its own employees, and the costs associated with the transitional services agreement with Optima Fund Management LLC, under which the Company is provided certain accounting, information technology, human resources and facilities services, among others.

Property operating expenses increased by $144,866 as compared to the prior year comparable quarter, driven largely by the operating costs of properties acquired during the third quarter of 2015 ($20,811) and the first quarter of 2016 ($131,649), offset slightly by lower property operating expenses at same-property portfolio farms (which decreased by $7,594 of 1.7% as compared to the prior year comparable quarter).

Due diligence costs on non-consummated transactions increased by $136,862 as compared to the prior year comparable quarter, which had no such expenses, and related to expenses incurred in evaluating certain farms for acquisition which were subsequently not acquired.

Professional fees increased by $295,068 to $394,249 for the first quarter of 2016 as compared to $99,181 in the prior year comparable quarter, and related primarily to higher professional legal and accounting fees incurred as a public company.

Sub-advisory fees increased by $646,072 as compared to the prior year comparable quarter, which had no such expenses, and represent the fees paid to the Company’s Agricultural Sub-Adviser under the amended agreement with the Agricultural Sub-Adviser, which took effect upon the consummation of the Offering.  The fees are determined based on a percentage of the appraised value of gross real estate assets under management.

Lastly, general and administrative expenses increased by $1,544,390 to $1,609,405 as compared to $65,015 in the prior year comparable quarter.  The increase was primarily driven by compensation expense ($573,793), stock based compensation expense ($283,913), and a one-time hiring and recruiting expense ($335,070), each of which represent costs that were not incurred in the prior year period, as well as higher directors’ fees ($131,788) and insurance expenses ($94,774) than those incurred during the prior year comparable period reflecting the costs of operating as a public company.  Following the Internalization Transaction, the Company incurs costs associated with retaining its own employees, costs associated with the transitional services agreement with Optima Fund Management LLC discussed above, and other incremental costs associated with being a public company, including maintaining a public company board of directors, directors and officers insurance, listing fees and printing fees.

Total Other Expense

Total other expense increased by $276,412, or 290.0%, from $95,314 for the three months ended March 31, 2015 to $371,726 for the three months ended March 31, 2016. The increase in total other expense is due to higher interest paid on our credit facilities due to the higher average balances outstanding under our credit facilities in the first quarter of 2016 as compared to the first quarter of 2015, higher amortization of deferred financing fees associated with the origination of the credit facilities during 2015, and interest incurred on the Legacy Performance Fee payable to Agricultural Sub-Adviser.

Permanent Crop Segment

Our permanent crop segment operating revenues for the periods presented were impacted by acquisitions made during the quarter ended March 31, 2016 and the year ended December 31, 2015. To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Kimberly Vineyard, Golden Eagle Ranch (first tranche), Quail Run Vineyard, Blue Heron Farms and Falcon Farms, permanent crop properties owned by us for the entirety of both periods presented. Properties excluded from the same-property portfolio for the periods ended March 31, 2016 and 2015 are: Golden Eagle Ranch (second tranche) and Kingfisher Ranch, each acquired during the third quarter of 2015, and Cougar Ranch, Cheetah Ranch, Puma Ranch and Lynx Ranch, each acquired during the quarter ended March 31, 2016.

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$1,308,623	$558,615	$750,008	134.3%
Same-property portfolio	493,110	558,615	(65,505)	(11.7)%
Participating rent	136,788	823,983	(687,195)	(83.4)%
Same-property portfolio	136,788	823,983	(687,195)	(83.4)%
Recovery of real estate taxes	153,850	90,534	63,316	69.9%
Same-property portfolio	90,810	90,534	276	0.3%
Other income	20,000	—	20,000	100.0%
Same-property portfolio	20,000	—	20,000	100.0%
Total operating revenues	1,619,261	1,473,132	146,129	9.9%
Same-property portfolio	740,708	1,473,132	(732,424)	(49.7)%
OPERATING EXPENSES:
Depreciation	772,036	364,134	407,902	112.0%
Same-property portfolio	373,050	364,134	8,916	2.4%
Property operating expenses	337,394	189,127	148,267	78.4%
Same-property portfolio	184,934	189,127	(4,193)	(2.2)%
Professional fees	7,302	968	6,334	654.3%
Total operating expenses	1,116,732	554,229	562,503	101.5%
OPERATING INCOME	$502,529	$918,903	$(416,374)	(45.3)%

Total Operating Revenues

Total operating revenues for our permanent crop segment increased $146,129, or 9.9%, from $1,473,132 for the three months ended March 31, 2015 to $1,619,261 for the three months ended March 31, 2016, which increase was due to an increase in fixed rent of $750,008 driven primarily by new leases at acquired properties, an increase in recovery of real estate taxes from tenants of $63,316 commensurate with the increase in real estate taxes incurred due to acquired properties, largely offset by a decrease in participating rent of $687,195 due to lower participating rent at Golden Eagle Ranch (first tranche).  Total operating revenues for our same-property permanent crop portfolio decreased $732,424, or 49.7%, from $1,473,132 for the three months ended March 31, 2015 to $740,708 for the three months ended March 31, 2016, due primarily to lower participating rent of $687,195, due to lower participating rent at Golden Eagle Ranch (first tranche), lower fixed rent of $65,505 due to Golden Eagle Ranch (first tranche), slightly offset by higher recovery of real estate taxes as discussed above.

Fixed rent for our permanent crop segment increased $750,008, or 134.3%, from $558,615 for the three months ended March 31, 2015 to $1,308,623 for the three months ended March 31, 2016. The increase was due to higher fixed rent from acquired properties ($815,513), slightly offset by lower fixed rent from Golden Eagle Ranch (first tranche) and Quail Run Vineyard ($64,228).  Fixed rent for our same-property permanent crop portfolio decreased $65,505, or 11.7%, from $558,615 for the three months ended March 31, 2015 to $493,110 for the three months ended March 31, 2016, due to lower fixed rents from both Golden Eagle Ranch (first tranche) due to decreased acreage as certain acres were removed to be redeveloped due to their age and Quail Run Vineyard as acreage which was previously governed exclusively by a fixed lease with a different tenant at a higher fixed base rent was folded into the participating lease with the existing tenant, which provides for a lower fixed base rent plus the potential for additional participation above a threshold.

Participating rent for our permanent crop segment (which is the same for our same-property portfolio) decreased $687,195, or 83.4%, from $823,983 for the three months ended March 31, 2015 to $136,788 for the three months ended March 31, 2016. This decrease was due primarily to a $732,223 decrease in participating rent from Golden Eagle Ranch (first tranche), which as previously disclosed by the Company had a weak 2015 crop yield, which combined with lower almond commodity pricing, has resulted in a substantial decrease in participating rents for 2016 related to the 2015 crop production, as well as a decrease in participating rent at Quail Run Vineyard ($91,760), slightly offset by higher participating rent at Falcon Farms ($136,767).

Recovery of real estate taxes for our permanent crop segment increased $63,316, or 69.9%, from $90,534 for the three months ended March 31, 2015 to $153,850 for the three months ended March 31, 2016. This increase is due to the higher real estate tax recovery associated with acquired farms, which increase in recovery is commensurate with the higher real estate taxes incurred from ownership of these acquired farms.  Recovery of real estate taxes for our permanent crop segment same-property portfolio was $90,810 for the quarter ended Mach 31, 2016, essentially unchanged as compared to the same quarter in the prior year.

Other income for our permanent crop segment was $20,000 for the quarter ended March 31, 2016 as compared to $0 for the same quarter in the prior year.  This income was earned at Falcon Farms and related to the sale of soil removed from the property, income not earned in the prior year period.

Total Operating Expenses

Total operating expenses for our permanent crop segment increased $562,503, or 101.5%, from $554,229 for the three months ended March 31, 2015 to $1,116,732 for the three months ended March 31, 2016. The increase was primarily due to higher depreciation of $407,902 due primarily to depreciation from acquired farms ($398,986) and from higher property operating expenses of $148,267 also due primarily to the operating expenses associated with acquired farms ($152,460).  Depreciation expense and property operating expenses at our same-property portfolio permanent crop properties were largely unchanged period to period.

Specialty/Vegetable Row Crop Segment

Our specialty/vegetable row crop segment operating revenues for the periods presented were impacted by the reclassification of Blue Cypress Farm from the development segment to the specialty/vegetable row crop segment effective for the quarter ended March 31, 2016, due to the completion of the development project and execution of a tenant lease for the property during the first quarter of 2016. To highlight the effect of changes due to the reclassification, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Sweetwater Farm and Sandpiper Ranch, properties categorized as specialty/vegetable row crop farms for the entirety of both periods presented. Blue Cypress Farm is excluded from the specialty/vegetable row crop segment same-property portfolio for the periods ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$226,962	$192,725	$34,237	17.8%
Same-property portfolio	197,942	192,725	5,217	2.7%
Recovery of real estate taxes	23,613	23,109	504	2.2%
Same-property portfolio	23,613	23,109	504	2.2%
Other income	3,750	17,750	(14,000)	(78.9)%
Same-property portfolio	3,750	17,750	(14,000)	(78.9)%
Total operating revenues	254,325	233,584	20,741	8.9%
Same-property portfolio	225,305	233,584	(8,279)	(3.5)%
OPERATING EXPENSES:
Depreciation	62,999	23,596	39,403	167.0%
Same-property portfolio	25,012	23,596	1,416	6.0%
Property operating expenses	49,667	41,257	8,410	20.4%
Same-property portfolio	41,783	41,257	526	1.3%
Professional fees	1,638	620	1,018	164.2%
Total operating expenses	114,304	65,473	48,831	74.6%
OPERATING INCOME	$140,021	$168,111	$(28,090)	(16.7)%

Total Operating Revenues

Total operating revenues for our specialty/vegetable row crop segment increased $20,741, or 8.9%, from $233,584 for the three months ended March 31, 2015 to $254,325 for the three months ended March 31, 2016, which increase is primarily due to higher fixed rent from Blue Cypress Farm due to the execution of a new tenant lease for the 2016 crop season ($29,019), higher fixed rent from Sandpiper Ranch ($5,217) from a renewed lease, offset by $14,000 of lower other income. Total operating revenues for our same-property specialty/vegetable row crop portfolio decreased $8,279, or 3.5%, from $233,584 for the three months ended March 31, 2015 to $225,305 for the three months ended March 31, 2016, due primarily to $14,000 of lower other income offset by $5,217 of higher fixed rent from Sandpiper Ranch.

Fixed rent for our specialty/vegetable row crop segment increased $34,237, or 17.8%, from $192,725 for the three months ended March 31, 2015 to $226,962 for the three months ended March 31, 2016. The increase was due to higher fixed rent from Blue Cypress Farm due to the execution of a new tenant lease and to Sandpiper Ranch where a lease renewal was executed during 2015 at a higher fixed rent than the previous lease. Fixed rent for our same-property specialty/vegetable row crop portfolio increased $5,217, or 2.7%, from $192,725 for the three months ended March 31, 2015 to $197,942 for the three months ended March 31, 2016, due to higher fixed rent from Sandpiper Ranch as discussed above.

Recovery of real estate taxes increased $504, or 2.2%, from $23,109 for the three months ended March 31, 2015 to $23,613 for the three months ended March 31, 2016. The increase was attributable to the higher real estate taxes we were required to pay on our Sandpiper Ranch property and, hence, the higher amount for which our tenant was required to reimburse us.

Other income decreased $14,000, or 78.9%, from $17,750 for the three months ended March 31, 2015 to $3,750 for the three months ended March 31, 2016.  This income is derived from water rights and excess usage of the well on our Sandpiper Ranch property.

Total Operating Expenses

Total operating expenses for our specialty/vegetable row crop segment increased $48,831, or 74.6%, from $65,473 for the three months ended March 31, 2015 to $114,304 for the three months ended March 31, 2016. The increase was primarily due to $39,403 of higher depreciation which was primarily due to the reclassification of Blue Cypress Farm to the specialty/vegetable row crop segment ($37,987) and commencement of depreciation on the assets of this farm, and higher property operating expenses of $8,410 also primarily due to the reclassification of Blue Cypress Farm to this segment ($7,884). Depreciation expense and property operating expenses at our same-property portfolio specialty/vegetable row crop properties were largely unchanged period to period.

Commodity Row Crop Segment

We owned all of our commodity row crop farms (Pleasant Plains Farm, Macomb Farm, Tillar Farm and Kane County Farms) for the entirety of the three months ended March 31, 2016 and March 31, 2015.

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$368,855	$398,694	$(29,839)	(7.5)%
Other income	—	300	(300)	(100.0)%
Total operating revenues	368,855	398,994	(30,139)	(7.6)%
OPERATING EXPENSES:
Depreciation	927	768	159	20.7%
Property operating expenses	64,686	76,880	(12,194)	(15.9)%
Total operating expenses	65,613	77,648	(12,035)	(15.5)%
OPERATING INCOME	$303,242	$321,346	$(18,104)	(5.6)%

Total Operating Revenues

Total operating revenues for our commodity row crop segment decreased $30,139, or 7.6%, from $398,994 for the three months ended March 31, 2015 to $368,855 for the three months ended March 31, 2016, due primarily to lower fixed rent of $29,839, driven by decreases at Kane County Farms ($22,601) and Pleasant Plains Farm ($7,238).  Lease renewals were executed during 2015 with the tenants at Kane County Farms and Pleasant Plains Farm at lower fixed rent payments, reflecting the weakened leasing conditions in the commodity row crop category following the decline in commodity row crop prices over the last several years.  A lease renewal was also executed during 2015 with the tenant at Tillar Farm at the same fixed rent as the previous lease.

Fixed rent decreased $29,839, or 7.5%, from $398,694 for the three months ended March 31, 2015 to $368,855 for the three months ended March 31, 2016, due to the reasons discussed above.

Total Operating Expenses

Total operating expenses for our commodity row crop segment decreased $12,035, or 15.5%, from $77,648 for the three months ended March 31, 2015 to $65,613 for the three months ended March 31, 2016. The decrease is primarily due to lower repair and maintenance costs at Pleasant Plains Farm and Tillar Farm, which had $13,358 of expenses in the first quarter of 2015 as compared to $1,023 in the first quarter of 2016.

Development Segment

Our development segment operating results for the periods presented were impacted by the reclassification of Blue Cypress Farm from the development segment to the specialty/vegetable row crop segment effective for the quarter ended March 31, 2016, due to the completion of the development project and execution of a tenant lease for the property during the first quarter of 2016. To highlight the effect of changes due to the reclassification, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Roadrunner Ranch, Hawk Creek Ranch, Pintail Vineyards, Grassy Island Groves, and Condor Ranch, properties categorized as development farms for the entirety of both periods presented. Blue Cypress Farm is excluded from the development segment same-property portfolio for the periods ended March 31, 2016 and 2015, but is included in the segment results shown below for the period ended March 31, 2015.

Our development segment operating revenues are generated from Condor Ranch and Grassy Island Groves on the portion of the properties that is not under development. We derived no revenues from our other properties under development including Roadrunner Ranch, Hawk Creek Ranch and Pintail Vineyards in the first quarter of 2016 (and including Blue Cypress in the first quarter of 2015).

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$177,392	$220,860	$(43,468)	(19.7)%
Same-property portfolio	177,392	220,860	(43,468)	(19.7)%
Participating rent	—	(1,922)	1,922	(100.0)%
Same-property portfolio	—	(1,922)	1,922	(100.0)%
Recovery of real estate taxes	6,009	2,748	3,261	118.7%
Same-property portfolio	6,009	2,748	3,261	118.7%
Total operating revenues	183,401	221,686	(38,285)	(17.3)%
Same-property portfolio	183,401	221,686	(38,285)	(17.3)%
OPERATING EXPENSES:
Depreciation	118,720	55,482	63,238	114.0%
Same-property portfolio	118,720	48,116	70,604	146.7%
Property operating expenses	133,361	132,978	383	0.3%
Same-property portfolio	133,361	132,756	605	0.5%
Professional fees	545	140	405	289.3%
Total operating expenses	252,626	188,600	64,026	33.9%
OPERATING LOSS	$(69,225)	$33,086	$(102,311)	(309.2)%

Total Operating Revenues

Total operating revenues for our development segment (including for the same-property portfolio) decreased $38,285, or 17.3%, from $221,686 for the three months ended March 31, 2015 to $183,401 for the three months ended March 31, 2016, which decrease was primarily due to $43,468 of lower fixed rent, due to lower fixed rent from Grassy Island Groves ($54,840) due to lower production from the directly-operated portion of the property offset by higher fixed rent from Condor Ranch ($11,372) due to additional acreage and higher fixed rent under the renewed lease, slightly offset by $3,261 of higher recovery of real estate taxes at Condor Ranch.  No operating revenues were earned at Blue Cypress Farm in the first quarter of 2015.

Fixed rent (including for the same-property portfolio) decreased $43,468, or 19.7%, from $220,860 for the three months ended March 31, 2015 to $177,392 for the three months ended March 31, 2016, due to the reasons discussed above.  The revenues recorded at Grassy Island Groves, categorized as fixed rent, relate to income generated from direct operations for the mature acres of the property.

Recovery of real estate taxes for our development segment (including for the same-property portfolio) increased $3,261, or 118.7%, from $2,748 for the three months ended March 31, 2015 to $6,009 for the three months ended March 31, 2016. This increase was directly related to higher real estate taxes we paid on the Condor Ranch property, which is recovered from the tenant.

Total Operating Expenses

Total operating expenses for our development segment increased $64,026, or 33.9%, from $188,600 for the three months ended March 31, 2015 to $252,626 for the three months ended March 31, 2016.  The increase was driven primarily by $63,238 of higher depreciation, due to higher depreciation at Condor Ranch ($56,655) due to increased mature and tillable acreage that was previously deemed non-tillable and Hawk Creek Ranch ($13,948), offset by the $7,365 of depreciation incurred in the first quarter of 2015 associated with Blue Cypress Farm which was not incurred in the development segment in the first quarter of 2016.  Depreciation expense for our same-property portfolio development segment increased $70,604 due to higher depreciation at Condor Ranch and Hawk Creek Ranch as described above. Property operating expenses for our development segment (including for the same-property portfolio) were $133,361 for the three months ended March 31, 2016, essentially unchanged as compared to the prior year comparable period. Blue Cypress Farm incurred $222 of property operating expenses in the first quarter of 2015.

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

Our sources of funds to meet our liquidity needs will primarily be, to the extent applicable, existing cash balances, cash flow from operations, available borrowings under our revolving credit facilities, and additional borrowing capacity against our unencumbered properties. We believe that these sources will be sufficient to satisfy our cash requirements for at least the next 12 months. We plan to use our cash primarily to acquire farms consistent with our investment strategy, to repay principal amounts, including interest on any outstanding borrowings, if any, finance capital expenditures on development farms and fund our operations and make distributions to our stockholders and the holders of Common Units.

On October 23, 2015, we completed the Offering, which resulted in aggregate net proceeds to us, after deducting the underwriting discount and commissions and expenses payable by us, of approximately $39.2 million. The Company contributed the net proceeds from the Offering to its Operating Partnership in exchange for Common Units, and the Operating Partnership used $25 million to pay down debt then outstanding under the Company’s revolving credit facilities, and the remainder has been used for other general corporate purposes including partially funding the closing of the Sun Dial acquisition and the redemption of the Company’s 8% Series A Cumulative Non-Voting Preferred Stock.  As of March 31, 2016, our cash and cash equivalents balance was $6.5 million.

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

We believe that, as a publicly traded company, we have the ability to access multiple sources of capital to fund our long-term liquidity requirements, including the issuance of additional equity securities and the incurrence of additional debt. However, given that we are a new public company, we cannot assure you that we will have access to all of these sources of capital, if any. Our ability to access the equity capital markets will depend on a variety of factors, many of which are out of our control, including general market conditions and market perceptions regarding our company. Our ability to incur additional debt will also depend on a variety of factors, including our degree of leverage and borrowing restrictions that may be imposed by lenders and overall debt capital market conditions.

Credit Facilities

As of March 31, 2016, we had four secured revolving credit facilities in place with an aggregate principal amount of $90 million, of which $81.0 million was drawn on that date. The key terms of the revolving credit facilities, which were arranged by Rutledge Investment Company (“Rutledge”), are outlined below.  Each of the credit facilities is prepayable without penalty to the Company.

Maturity and Interest

The original secured revolving credit facility of $25 million (i) has a maturity date of January 1, 2019, (ii) bears interest at a rate per annum equal to the 90 day LIBOR, plus 130 basis points, and (iii) requires us to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar quarter. Additionally, the original revolving credit facility requires us to pay a quarterly non-usage fee equal to one-quarter of one percent (0.25%) of the loan amount minus the average outstanding principal balance of the loan amount of the prior three month period.

The second secured revolving credit facility of $25 million (i) has a maturity date of January 1, 2020, (ii) bears interest at a rate per annum equal to the 90 day LIBOR, plus 130 basis points, and (iii) requires us to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar quarter. Additionally, the second revolving credit facility requires us to pay a quarterly non-usage fee equal to one-quarter of one percent (0.25%) of the loan amount minus the average outstanding principal balance of the loan amount of the prior three month period.

The third secured revolving credit facility of $25 million (i) has a maturity date of August 1, 2020, (ii) bears interest at a rate per annum equal to the 90 day LIBOR, plus 130 basis points, and (iii) requires us to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar quarter. Additionally, the third revolving credit facility requires us to pay a quarterly non-usage fee equal to one-quarter of one percent (0.25%) of the loan amount minus the average outstanding principal balance of the loan amount of the prior three month period.

The fourth secured revolving credit facility of $15 million (i) has a maturity date of January 1, 2021, (ii) bears interest at a rate per annum equal to the 90 day LIBOR, plus 130 basis points, and (iii) requires us to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar quarter. Additionally, the fourth revolving credit facility requires us to pay a quarterly non-usage fee equal to one-quarter of one percent (0.25%) of the loan amount minus the average outstanding principal balance of the loan amount of the prior three month period.

Events of Default

The revolving credit facilities contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance in all material respects with the terms and conditions of the agreement and other documents evidencing the credit facilities, defaults in payments relating to any other indebtedness owed to the lender, and bankruptcy or other insolvency events. As of March 31, 2016, management believes we were in compliance with all covenants contained in the credit facility agreements.

Financial Covenants and Security

The loan agreements for each of the four secured revolving credit facilities requires our Operating Partnership to maintain a debt to asset ratio, as defined in the applicable agreement of 60% or less, based on the amount payable to Rutledge by our Operating Partnership compared to the appraised value of the properties securing each respective facility. Additionally, pursuant to an amendment to the agreements governing each of the revolving credit facilities, our Operating Partnership is required to maintain loan to value ratios of 50% or less measured by the aggregate amount payable to Rutledge by our Operating Partnership pursuant to all four revolving credit facilities compared to the aggregate appraised value of the properties pledged as security under all four revolving credit facilities.  In addition, aggregate indebtedness of the Company must be less than 40% of the aggregate appraised value of the Company’s investment in real estate.  As of March 31, 2016, management believes we were in compliance with all the financial covenants contained in the credit facility agreements.

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

The following table summarizes the status of our farms that are undergoing substantial or total development as of March 31, 2016. In addition to the properties listed below, estimated remaining capital expenditures before revenue offsets for redevelopment and partial development projects on our Golden Eagle Ranch, Falcon Farms and Kingfisher Ranch are expected to be $2.1 million, $0.2 million and $0.4 million, respectively.

Property	Tillable Acres Subject to Development	Crop Being Developed	Purchase Price Plus Closing Costs	Total Capital Expenditures to Date	Estimated Remaining Capital Expenditures	Estimated Remaining Capital Expenditures Less Revenue Offset(1)	Expected Development Completion Date(2)	Expected Date Substantially Under Lease(2)	Description of Development
Condor Ranch	163	Avocados and Lemons	$5,020,489	$5,013,156	$795,499	$727,859	2016	2018

The development phase has been completed, including land preparation and irrigation installation, and the entire development property has been planted to lemons and avocados, with variety of the lemon trees maturing faster than initial expectations. The property is still considered to be in the process of development, as the majority of the young trees, while planted, are not yet commercially productive. A portion of the property deemed mature or in a transitional phase is included in the current lease. (3)

Roadrunner Ranch	227	Seedless organic mandarins	2,508,615	5,220,096	685,742	249,500	2016	2018

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

Grassy Island Groves	451	Citrus	2,422,067	2,847,248	2,625,657	1,557,657	2019	2019

With respect to the north half of the property, new trees have been planted. Irrigation installation has also been completed.  With respect to the south half of the property, new trees have been planted.(5)

Quail Run Vineyard	77	Wine grapes	7,986,076	2,134,794	597,570	597,570	2017	2017

Development of 77 acres (of the 223 acre property) or three of the eight blocks to pinot noir grape vines has been completed, including the installation of trellises and drip hoses. The young vines are healthy and growing as expected.  These acres are still considered to be in the process of development as the vines are not yet commercially productive.

Pintail Vineyards	87	Wine grapes	1,091,048	1,001,398	169,138	169,138	2018	2018

Irrigation system development has been completed. Planting of pinot grigio and petite syrah wine grapes has been completed and these acres are still considered to be in the process of development as the vines are not yet commercially productive.

Hawk Creek Ranch	425	Pistachios	5,095,058	3,063,094	648,390	648,390	2021	2021	Installation of the irrigation system is complete. Planting and budding of pistachio trees was completed, with an additional 80 acres planted and to be budded in 2016.
Total:	1,430		$24,123,353	$19,279,786	$5,521,996	$3,950,114

(1)	Revenue offset represents the estimated revenues to be realized from the property prior to the completion of the development.
(2)

Expected Development Completion Date refers to the estimate of the year during which the majority of capital expenditures relating to the development (i.e. irrigation system design and implementation, land grading and tree or vine planting or grafting) are deemed to have been completed and the acres are deemed near mature or in transition. In certain instances, this will vary from the date that the property is deemed substantially commercially leasable. Additional capital expenditures relating to the maintenance of and cultural costs associated with young trees may be required. Expected Date Substantially Under Lease is an estimate of first full calendar year property development acreage will be substantially under commercial lease, although some acreage may be included in the lease under transitional terms or may be deemed too young to be included in the lease. There can be variability in the timing of development properties being deemed mature and leasable which can impact both the Expected Development Completion Date and the Expected Date Substantially Under Lease.

(3)	The current lease provides for all of the lemons and a portion of the avocados to be included during the lease term, whether under commercially productive or modified transitional lease terms.
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

Contractual Obligations

During the three months ended March 31, 2016, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flows

Comparison of Three Months ended March 31, 2016 to Three Months ended March 31, 2015

	For the Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$3,975,696	$789,100
Net cash used in investing activities	(64,367,032)	(1,386,471)
Net cash provided by (used in) financing activities	52,354,273	(1,686,624)
Change in cash and cash equivalents	$(8,037,063)	$(2,283,995)

Net cash provided by operating activities was $3,975,696 for the three months ended March 31, 2016, as compared to $789,100 for the three months ended March 31, 2015. A majority of the cash provided by operating activities is generated from the rental payments we receive from our tenants, which we utilize to pay for the property-level operating expenses, professional fees, sub-advisory fees, and other corporate level general and administrative expenses.  The higher cash provided by operating activities was primarily due to an increase in unearned rent and an increase in accrued expenses and other liabilities as compared to the prior year period. The increase in unearned rent was driven by fixed rent for Puma Ranch, Cheetah Ranch, Cougar Ranch and Lynx Ranch that was received in cash during the three months ended March 31, 2016 that related to the beginning of the relevant crop year on each of these properties which was prior to the effective date of the respective leases.  The cash received prior to the effective date will be straight-lined to operating revenues over the terms of the leases (four to five years), and the unearned portion at March 31, 2016 in the amount of $1,285,199 is included in Unearned rent on the consolidated balance sheet as of that date.

Net cash used in investing activities was $64,367,032 for the three months ended March 31, 2016, as compared to $1,386,471 for the three months ended March 31, 2015. We closed the acquisition of the Sun Dial properties in the first quarter of 2016, which used $63.5 million of cash, as compared to no acquisitions closing in the first quarter of 2015.

Net cash provided by financing activities was $52,354,273 for the three months ended March 31, 2016, as compared to net cash used of $1,686,624 for the three months ended March 31, 2015. We borrowed an incremental $53,750,000 under our revolving lines of credit during the first quarter of 2016 to partially fund the closing of the Sun Dial acquisition. We also paid $1,138,703 of dividends to our common shareholders during the first quarter of 2016 as compared to $176,263 during the first quarter of 2015. In the first quarter of 2015, we also commenced paying for the offering costs related to the Offering which closed in the fourth quarter of 2015.

Non-GAAP Financial Measures

FFO attributable to the Company

The Company believes FFO attributable to the Company is a useful, supplemental measure of its operating performance that is a recognized metric used extensively by the real estate industry and, in particular, REITs.  The Company calculates FFO attributable to the Company in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT).  NAREIT defines Funds From Operations (FFO) as net income (loss) computed in accordance with GAAP,  excluding gains (or losses)

from sales of depreciated real estate assets, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures in which the reporting entity holds an interest. The Company believes that net income attributable to the Company is the most directly comparable GAAP measure to FFO attributable to the Company. FFO attributable to the Company, however, does not represent an alternative to net income attributable to the Company as an indicator of the Company’s performance or “Cash Flows from Operating Activities” as determined by GAAP as a measure of the Company’s capacity to fund cash needs, including the payment of dividends.

Management presents FFO attributable to the Company as a supplemental performance measure because it believes that FFO attributable to the Company is beneficial to investors as a starting point in measuring the Company’s operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from sales of depreciable operating farms, which do not relate to or are not indicative of operating performance, FFO attributable to the Company provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. Management also believes that, as a widely recognized measure of the performance of REITs, FFO attributable to the Company will be used by investors as a basis to compare the Company’s operating performance with that of other REITs.  However, other REITs may not calculate FFO attributable to the Company in accordance with the NAREIT definition as does the Company, and, accordingly, the Company’s FFO attributable to the Company may not be comparable to such other REITs’ FFO attributable to the Company.

Core FFO attributable to the Company and Adjusted FFO Attributable to the Company (AFFO)

The Company calculates Core FFO attributable to the Company by adding back to FFO attributable to the Company (i) performance fees payable to related parties (which ceased following the Internalization Transaction), (ii) acquisition-related expenses (or due diligence costs incurred in non-consummated transactions), and (iii) other income and expense items considered to be one-time in nature (including the expense related to the Company’s Internalization Transaction incurred concurrent with the Offering).  The Company calculates AFFO attributable to the Company by adding back to Core FFO attributable to the Company (i) amortization of deferred financing costs, (ii) stock-based compensation expense, (iii) non-real estate depreciation and amortization expense, if any (iv) straight line rent adjustments, and (v) above and below market lease amortization adjustments.

Management believes Core FFO attributable to the Company and AFFO attributable to the Company are important supplemental measures of operating performance because they are measures of cash flow available for stockholders and measures that can be analyzed in conjunction with the ability to pay dividends. The Company is required in certain instances to expense costs for GAAP purposes related to acquiring farms, such as the acquisition fee paid to its Agricultural Sub-Adviser, and legal, professional and other fees (including transfer taxes in some cases) associated with closing the purchase of each property, which do not correlate with the ongoing operations of its existing properties. In addition, the amortization of costs to obtain financing is a non-cash expense item, as is stock-based compensation expense.  The Company believes that net income attributable to the Company is the most directly comparable GAAP measure to Core FFO attributable to the Company and AFFO attributable to the Company.  Core FFO attributable to the Company and AFFO attributable to the Company, however, do not represent alternatives to net income attributable to the Company as an indicator of the Company’s performance or “Cash Flows from Operating Activities” as determined by GAAP as a measure of the Company’s capacity to fund cash needs, including the payment of dividends.  Other REITs may not calculate Core FFO attributable to the Company and AFFO attributable to the Company as does the Company, and, accordingly, the Company’s Core FFO attributable to the Company and AFFO attributable to the Company may not be comparable to such other REITs’ calculations of these measures.

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

	For the Three Months Ended March 31,
	2016	2015
Net (loss) income attributable to the Company	$(1,944,200)	$285,930
Loss on sale of assets	7,258	—
Depreciation	954,831	443,980
Non-controlling interests' share of above adjustments	(155,950)	(76,243)
FFO attributable to the Company	(1,138,061)	653,667
Weighted average shares	16,901,083	10,890,847
FFO attributable to the Company per share	$(0.07)	$0.06

FFO attributable to the Company	(1,138,061)	653,667
Performance fees—related party(1)	—	276,858
Due diligence costs on non-consummated transactions	136,862	—
One-time expenses(2)	335,070	—
Non-controlling interests' share of above adjustments	(76,498)	(36,416)
Core FFO attributable to the Company	(742,627)	894,109
Weighted average shares	16,901,083	10,890,847
Core FFO attributable to the Company per share	$(0.04)	$0.08

Core FFO attributable to the Company	$(742,627)	$894,109
Amortization of deferred financing costs	33,938	14,561
Straight line rent adjustment(3)	1,275,573	1,999
Stock based compensation expense	283,913	—
Non-controlling interests' share of above adjustments	(258,286)	(2,844)
AFFO attributable to the Company	592,511	907,825
Weighted average shares	16,901,083	10,890,847
AFFO attributable to the Company per share	$0.04	$0.08

(1)

The Company’s prior external advisor previously received performance allocations, which are referred to as performance fees.  Upon the consummation of the Internalization Transaction and concurrent with the Offering, these fees were no longer payable.

(2)	Includes recruitment fees and compensation expenses (whereby the Company paid for incentive compensation forgone with a prior employer) incurred in the hiring of an executive.
(3)

For the three months ended March 31, 2016, includes the straight-line rent adjustment related to the cash rents received for the portion of the 2015/2016 crop season which commenced in advance of the lease commencement dates for the Sun Dial properties, which rents are being recognized as operating revenues on a straight-lined basis over the respective lease terms.  The Company received $1.9 million of cash rents from the four Sun Dial properties during the first quarter of 2016 and recorded GAAP fixed rent operating revenues of $0.6 million for these four properties.

Net Operating Income (NOI)

Management believes NOI provides useful information to investors regarding the Company’s results of operations because it reflects only those income and expense items that are incurred at the property level and when compared across periods reflects the impact on operations from trends in occupancy, rental rates, including participating rents, property operating costs and acquisition and disposition activity, on an unleveraged basis and excluding general and administrative overhead costs.  Management believes that net income attributable to the Company is the most directly comparable GAAP measure to NOI, which, to calculate NOI, is adjusted to add back net income attributable to non-controlling interests, income tax expense, loss or gain on sale of assets, other expense (principally interest expense), depreciation, straight line rent adjustments, amortization of acquired above and below market lease intangibles, management and performance fees-related party, acquisition-related expenses (or due diligence costs on non-consummated transactions), professional fees (excluding incurred at the property operating level), sub-advisory fees, and general and administrative expenses.  However, NOI should only be used as a supplemental measure of the Company’s financial performance and does not represent an alternative to net income attributable to the Company as an indicator of the Company’s performance or “Cash Flows from Operating Activities” as determined by GAAP.  Other REITs may use different methodologies for calculating NOI and, accordingly, the Company’s NOI may not be comparable to other REITs.

Reconciliation of NOI to Net Income Attributable to the Company

The following table sets forth a reconciliation of NOI to Net Income Attributable to the Company, the most directly comparable GAAP equivalent, for the periods presented.

	For the Three Months Ended March 31,
	2016	2015
Net (loss) income attributable to the Company	$(1,944,200)	$285,930
Net (loss) income attributable to non-controlling interests	(369,522)	128,757
Income tax provision	34,053	79,832
Loss on sale of assets	7,258	—
Total other expense	371,726	95,314
Operating (loss) income	(1,900,685)	589,833
Depreciation	954,831	443,980
Straight line rent adjustment(1)	1,275,573	1,999
Management and performance fees—related party	—	689,145
Due diligence costs on non-consummated transactions	136,862	—
Professional fees(2)	384,764	97,453
Sub-advisory fees	646,072	—
General and administrative expenses	1,609,405	65,015
NOI	$3,106,822	$1,887,425

(1)

For the three months ended March 31, 2016, includes the straight-line rent adjustment related to the cash rents received for the portion of the 2015/2016 crop season which commenced in advance of the lease commencement dates for the Sun Dial properties, which rents are being recognized as operating revenues on a straight-lined basis over the respective lease terms.  The Company received $1.9 million of cash rents from the four Sun Dial properties during the first quarter of 2016 and recorded GAAP fixed rent operating revenues of $0.6 million for these four properties.

(2)	Excludes professional fees incurred at the property operating level.

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

Reconciliation of Net Asset Value (NAV) per Share to Company Stockholders’ Equity

The following table provides a reconciliation of Net Asset Value (NAV) per fully diluted share to Company stockholders’ equity as of December 31, 2015.

As of December 31,
2015
Company stockholders' equity	$132,371,084
Revaluation adjustment attributable to the Company(1)	37,419,678
Company stockholders' equity determined on the basis of fair value(2)	169,790,762
Number of fully diluted common shares outstanding	16,890,847
NAV per share(3)	$10.05

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

Subsequent Events

No material subsequent events have occurred since March 31, 2016 that required recognition or disclosure in the financial statements, except as disclosed below.

On April 14, 2016, the Company announced that its Board of Directors authorized the Company to commence a review of strategic alternatives to enhance stockholder value.  Since the Company’s October 19, 2015 initial public offering, its shares have consistently traded at a substantial discount to NAV which, as of December 31, 2015, was estimated to be $10.05 per share.  The Company’s NAV is based upon independent third-party appraisals of its farms which were performed as of December 31, 2015.  The Company has retained Citigroup Global Markets Inc. and Raymond James & Associates, Inc. as its financial advisors and Goodwin Procter LLP as legal counsel to assist in a comprehensive analysis of all potential strategic alternatives.  Alternatives to be explored may include, among others, joint venture arrangements, a merger of the Company, or a sale of all or part of the Company and/or its assets.  There can be no assurances that the strategic alternatives review process will result in the Company pursuing a particular transaction or the consummation of any transaction.  The Company has not set a definitive timetable for completion of the process and does not intend to disclose further developments until its Board of Directors approves a specific action or otherwise concludes the review of strategic alternatives.

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

As of March 31, 2016, all of our outstanding debt, approximately $81.0 million, had variable interest rates. Assuming no increase in the amount of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $810,000 per year. At March 31, 2016, three-month LIBOR was approximately 63 basis points.  The Company has not entered into any hedges to protect against a potential increase in market interest rates, but could take such actions in the future.

Inflation and Interest Rates

All of the leases for the farms in our portfolio have one- to five-year terms, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including taxes (except for commodity row crop leases), maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses may be offset in part by the operating expenses that are passed through to our tenants and by contractual rent increases since our leases will be renegotiated every one to five years.

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

Seasonality

Our revenues are also impacted by the seasonality of crop harvests and the timing of when revenue is recognized in connection with such harvests, as the leases for our permanent crops have both fixed and participating components, with the participating component tied to a percentage of gross revenue generated by a crop yield or a share of the crop yield. We currently have eleven farms that are subject to participating leases and expect to use similar leasing structures in the future. Payments under such leases are made two to four times annually, with some payments being made in the year subsequent to the relevant harvest, which causes revenue to be concentrated unevenly in the fourth, first and second quarters of each year, varying in amount and timing from year to year.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of March 31, 2016, our chief executive officer and chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our chief executive officer and our chief financial officer and treasurer to allow timely decisions regarding required disclosure.

There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended March 31, 2016 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b) On October 19, 2015, the Securities and Exchange Commission declared effective our Registration Statement on Form S-11 (File No. 333-205260) in connection with the Offering, pursuant to which we registered and sold 6,000,000 shares of our common stock, including 419,900 shares pursuant to a directed shares program, for an aggregate offering amount of $48.0 million. The Offering was completed on October 23, 2015. We estimate that the net proceeds of the Offering were approximately $39.2 million after deducting the full underwriting discount and commissions and expenses payable by us.

On October 23, 2015, we contributed the net proceeds from the Offering to our Operating Partnership in exchange for Common Units, and the Operating Partnership used the net proceeds from the Offering to pay down $25 million of debt then outstanding under our revolving credit facilities, and the remainder has been used for other general corporate purposes including partially funding the closing of the Sun Dial acquisition and the redemption of our 8% Series A Cumulative Non-Voting Preferred Stock.

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
101

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Other Comprehensive Income for the Three-Month Periods Ended March 31, 2016 and 2015, (iii) Consolidated Statements of Equity for the Three-Month Periods Ended March 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FARMLAND COMPANY

By:	/s/ THOMAS S.T.GIMBEL
Thomas S.T. Gimbel
Chief Executive Officer

Date:	May 16, 2016

By:	/s/ GEOFFREY M. LEWIS
Geoffrey M. Lewis
Chief Financial Officer and Treasurer

Date:	May 16, 2016