Form 10-Q
period 2016-06-30
American Farmland Co
filed 2016-08-15
CIK 1474777

age

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 15, 2016, the registrant had 16,921,897 shares of common stock, par value $0.01 per share, outstanding.

AMERICAN FARMLAND COMPANY

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN FARMLAND COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS:
Investments in real estate—net	$236,896,814	$171,342,731
Cash and cash equivalents	2,373,808	14,518,788
Rent receivable	1,050,150	1,766,254
Deferred financing costs, net	493,808	558,992
Other assets	507,818	2,099,336
Total assets	$241,322,398	$190,286,101
LIABILITIES AND EQUITY:
LIABILITIES:
Borrowings under credit facilities	$80,950,000	$27,200,000
Accrued expenses and other liabilities	3,217,784	2,377,305
Legacy performance fee payable to Agricultural Sub-Adviser	1,106,307	1,106,307
Unearned rent	3,394,761	834,858
Total liabilities	88,668,852	31,518,470
Commitments and contingencies
EQUITY:
Common stock, $0.01 par value—300,000,000 shares authorized; 16,921,897 shares issued and outstanding at June 30, 2016 and 16,890,847 shares issued and outstanding at December 31, 2015	169,219	168,908
Additional paid-in-capital	150,075,554	149,846,969
Accumulated deficit	(22,983,242)	(17,644,793)
Company stockholders’ equity	127,261,531	132,371,084
Non-controlling interests in operating partnership	25,392,015	26,396,547
Total equity	152,653,546	158,767,631
Total liabilities and equity	$241,322,398	$190,286,101

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FARMLAND COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Fixed rent	$2,294,702	$1,165,399	$4,376,534	$2,536,293
Participating rent	555,329	1,507,503	692,117	2,329,564
Recovery of real estate taxes	223,878	114,368	407,350	230,759
Other income	3,750	23,750	27,500	41,800
Total operating revenues	3,077,659	2,811,020	5,503,501	5,138,416
OPERATING EXPENSES:
Depreciation	1,109,141	449,314	2,063,972	893,294
Management and performance fees—related party	—	1,335,651	—	2,024,796
Property operating expenses	586,758	364,172	1,171,866	804,414
Due diligence costs on non-consummated transactions	—	—	136,862	—
Professional fees	450,320	135,130	844,569	234,311
Sub-advisory fees	800,061	—	1,446,133	—
General and administrative expenses	1,084,835	81,700	2,694,240	146,715
Total operating expenses	4,031,115	2,365,967	8,357,642	4,103,530
OPERATING (LOSS) INCOME	(953,456)	445,053	(2,854,141)	1,034,886
Interest income	(807)	(352)	(1,679)	(898)
Interest expense and financing costs	444,985	117,630	817,583	213,490
Total other expense	444,178	117,278	815,904	212,592
(LOSS) INCOME BEFORE LOSS ON SALE OF ASSETS	(1,397,634)	327,775	(3,670,045)	822,294
Loss on sale of assets	—	—	(7,258)	—
(LOSS) INCOME BEFORE INCOME TAXES	(1,397,634)	327,775	(3,677,303)	822,294
Income tax provision	107,694	—	141,747	79,832
NET (LOSS) INCOME	(1,505,328)	327,775	(3,819,050)	742,462
Less net (loss) income attributable to non-controlling interests	(226,316)	133,981	(595,838)	262,738
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(1,279,012)	$193,794	$(3,223,212)	$479,724
(LOSS) EARNINGS PER WEIGHTED AVERAGE COMMON SHARE:
Basic and diluted	$(0.08)	$0.02	$(0.19)	$0.04
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	16,921,897	10,890,847	16,911,490	10,890,847

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FARMLAND COMPANY AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(Unaudited)

	No. of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
BALANCE—January 1, 2015	10,436,902	$104,369	$105,445,855	$(6,672,472)	$20,561,963	$119,439,715
Issuance of stock—securities sales pre Offering	453,945	4,539	5,245,461	—	—	5,250,000
Offering costs	—	—	(441)	—	(91)	(532)
Net income	—	—	—	479,724	262,738	742,462
Dividends and distributions	—	—	—	(1,361,356)	(150,147)	(1,511,503)
BALANCE—June 30, 2015	10,890,847	$108,908	$110,690,875	$(7,554,104)	$20,674,463	$123,920,142

BALANCE—January 1, 2016	16,890,847	$168,908	$149,846,969	$(17,644,793)	$26,396,547	$158,767,631
Share based compensation	31,050	311	202,447	—	—	202,758
Offering cost reversal	—	—	26,138	—	—	26,138
Net loss	—	—	—	(3,223,212)	(595,838)	(3,819,050)
Dividends and distributions	—	—	—	(2,115,237)	(408,694)	(2,523,931)
BALANCE—June 30, 2016	16,921,897	$169,219	$150,075,554	$(22,983,242)	$25,392,015	$152,653,546

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FARMLAND COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,819,050)	$742,462
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,063,972	893,294
Loss on sale of assets	7,258	—
Amortization of deferred financing costs	67,861	30,372
Share based compensation	202,758	—
Changes in operating assets and liabilities:
Decrease (increase) in other assets	91,518	(23,434)
Decrease (increase) in rent receivable	716,104	(174,839)
Increase (decrease) in unearned rent	2,559,903	(102,566)
Increase in accrued expenses and other liabilities	574,021	34,288
Decrease in performance fee payable to AFA	—	(24,868)
Increase in management fee payable to AFA	—	74,837
Net cash provided by operating activities	2,464,345	1,449,546
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate investments	(63,525,430)	—
Capital expenditures on real estate investments	(2,176,303)	(5,337,969)
Deposits for acquisition of real estate investments	—	(1,049,000)
Proceeds from sale of assets	100	—
Net cash used in investing activities	(65,701,633)	(6,386,969)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit facility	53,750,000	3,850,000
Offering costs paid	(50,000)	(3,197,955)
Financing costs paid	(2,677)	(120,735)
Dividends paid to shareholders	(2,196,321)	(1,088,046)
Distributions paid to non-controlling interests	(408,694)	(150,147)
Net cash provided by (used in) financing activities	51,092,308	(706,883)
Net decrease in cash and cash equivalents	(12,144,980)	(5,644,306)
Cash and cash equivalents at beginning of period	14,518,788	7,466,642
Cash and cash equivalents at end of period	$2,373,808	$1,822,336
NONCASH INVESTING ACTIVITIES:
Deposits for real estate investments paid in 2015, which closed in 2016	$1,500,000	$—
Capital expenditures payable in subsequent period	576,624	—
NONCASH FINANCING ACTIVITIES:
Dividends declared in one period and paid in subsequent period	$139,870	$470,690
Subscriptions received in prior year	—	5,250,000
Deferred offering costs	—	3,390,005

SUPPLEMENTAL DISCLOSURE
Cash interest paid	$732,532	$174,856
Cash paid for income taxes	86,016	—

The accompanying notes are an integral part of these consolidated financial statements.

American Farmland Company

Notes to Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION

American Farmland Company (together with its subsidiaries, the “Company”), a Maryland corporation, was established on October 9, 2009, and commenced its operations on October 15, 2009, for the purpose of investing in farmland principally located in the United States. The Company conducts all of its activities through American Farmland Company L.P. (the “Operating Partnership”), a Delaware limited partnership. The Company owned 83.8% of the limited partnership interests in the Operating Partnership as of June 30, 2016 and December 31, 2015.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  There were no such cash equivalents at June 30, 2016 and December 31, 2015.  The Company maintains cash balances in major banks which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC). The Company had funds on deposit in excess of amounts insured by the FDIC; however, the Company believes the credit risk related to these deposits is minimal.

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

Above‑market and below‑market in‑place lease values for acquired properties are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in‑place leases and (ii) management’s estimate of fair market lease rates for the corresponding in‑place leases, measured over a period equal to the remaining, non‑cancelable term of the lease. The total amount of other intangible assets or liabilities acquired will be further allocated to in‑place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease. When determining the non‑cancelable term of the lease, fixed‑rate renewal options, if any, are evaluated to see if they should be included. The value of in-place leases is amortized over the remaining term of the lease. Should a tenant terminate its lease, the unamortized portion of any above‑market and below‑market lease values, in‑place lease values and any associated intangibles will be immediately charged to the related income or expense. There were no above-market or below-market in-place lease intangibles as of June 30, 2016 and December 31, 2015.

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

We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis. We concluded that none of our properties were impaired as of June 30, 2016 or December 31, 2015 and we will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on real estate assets since our inception.

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

Rent Receivable — Rent receivable is presented at face value, net of the allowance for doubtful accounts, if any. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The allowance for doubtful accounts was $0 as of June 30, 2016 and December 31, 2015.

Deferred Financing Costs — Deferred financing costs consist of costs incurred to obtain financing, including legal fees, up-front commitment fees, administrative fees and in some cases, mortgage recording taxes.  Costs associated with our borrowings are deferred and amortized over the terms of the respective credit facilities using the straight-line method, which approximates the effective interest method.  Accumulated amortization of deferred financing costs was $184,654 and $116,793 as of June 30, 2016 and December 31, 2015, respectively.  Total amortization expense related to deferred financing costs amounting to $67,861 and $30,372 for the six months ended June 30, 2016 and 2015, respectively, is included in interest expense and financing costs on the accompanying consolidated statements of operations. See Note 6, “Borrowings under Credit Facilities,” for further discussion on these related financings.

Other Assets — Other assets primarily comprise prepaid expenses, deposits on potential farm acquisitions ($0 as of June 30, 2016 and $1.5 million as of December 31, 2015), deposits on trees to be acquired for development purposes and other miscellaneous receivables.

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

Unearned Rent — A number of the Company’s tenant leases, particularly in the commodity row crop segment, require that tenants pay the full annual rent in advance of planting, or in two semi-annual installments.  For such leases, the advance rent for future periods is recorded to unearned rent as a liability, and is then recorded to income over the periods represented by the payment received.  In addition, as more fully described in “Operating Revenues” above, cash received relating to the period prior to the effective date of a lease is recorded as unearned rent and is released to rental income over the life of the lease.  In the first quarter of 2016, the Company received cash rents in advance of the lease commencement dates for the new leases executed for the Sun Dial properties, and these advance rents were recorded to unearned rent.  The aggregate unearned rent balance on the consolidated balance sheet was $3,394,761 and $834,858 as of June 30, 2016 and December 31, 2015, respectively.

Income Taxes — The Operating Partnership qualifies as a partnership for U.S. federal income tax purposes. No provision has been made in the accompanying financial statements for federal, state or local income taxes for the Operating Partnership, as each partner is individually responsible for reporting their share of the Partnership’s income or loss on their own tax returns.  The Company operates in a manner intended to enable it to qualify as a REIT under Sections 856‑860 of the Internal Revenue Code of 1986, as amended (the “Code”). Under these sections, a real estate investment trust, which distributes at least 90% of its real estate investment trust taxable income (determined without regard to the deduction for dividends paid and excluding capital gains) to its stockholders each year and that meets certain other conditions, will not be subject to federal income taxes on that portion of its taxable income that is distributed to its stockholders. To the extent that the Company satisfies its annual distribution requirement but distributes less than 100% of taxable income, it will be subject to an excise tax on undistributed taxable income.  The Company is subject to federal income taxation in the event it generates taxable income from prohibited transactions.  The consolidated statement of operations includes $107,694 and $0, respectively, for the three months ended June 30, 2016 and 2015, and $141,747 and $79,832, respectively, for the six months ended June 30, 2016 and 2015, as a provision for income taxation resulting from prohibited transactions. The prohibited transactions arise from revenue received from the sale of crops grown on farms undergoing development before the trees become fully mature and the farms become leasable.  The income tax provision reported represents the 100% tax attributed to the prohibited transactions of the Company.  Additionally, the Company consolidates within its financial statements the results of two TRSs, AFC TRS LLC and California TRS. The income taxes arising from these two TRSs have been de minimis to date.

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

As of June 30, 2016 and December 31, 2015, the Company does not have a liability for uncertain tax positions. Potential interest and penalties associated with such uncertain tax positions would be recorded as a component of the income tax provision. As of June 30, 2016, the tax years ended December 31, 2012 through December 31, 2015 remain open for an audit by the Internal Revenue Service.

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

4.	INVESTMENTS IN REAL ESTATE

Investments in real estate as of June 30, 2016 and December 31, 2015 are comprised of the following:

	June 30, 2016	December 31, 2015
Land	$149,758,413	$110,263,183
Land improvements	8,054,463	4,619,110
Buildings	1,449,484	1,191,000
Trees and vines	60,566,344	36,746,042
Development costs	18,326,654	19,892,332
Fixtures and equipment	6,070,827	3,898,916
	244,226,185	176,610,583
Less accumulated depreciation	(7,329,371)	(5,267,852)
Investments in real estate, net	$236,896,814	$171,342,731

Depreciation expense for the three months ended June 30, 2016 and 2015 was $1,109,141 and $449,314, respectively.  Depreciation expense for the six months ended June 30, 2016 and 2015 was $2,063,972 and $893,294, respectively.

Real Estate Activity

2016 First and Second Quarter Real Estate Activity

On January 27, 2016, the Company closed on the acquisition of a portfolio of mature permanent crop properties aggregating to approximately 2,186 gross acres and approximately 1,718 net plantable acres for a combined purchase price of $63,513,000, from Sun Dial, LLC and affiliates (the “Sun Dial” properties or acquisition). The Company incurred $1,512,430 in acquisition costs associated with this purchase. The purchase of these properties has been accounted for as an asset acquisition, and accordingly, the acquisition costs were capitalized as part of the purchase price of the assets acquired.

The seven properties are located across multiple counties in California, each with its own on-site water well(s) and/or surface water, and are being operated as four distinct farms (Cougar Ranch, Cheetah Ranch, Puma Ranch and Lynx Ranch) based on crop type and location.  Crops planted include almonds, lemons, mandarins and several other fresh citrus varieties as well as a small planting of prunes.  Green Leaf LLC, an affiliate of Sun Dial, LLC, and its affiliates (“Green Leaf”), which is also our tenant on Golden Eagle Ranch, executed operating lease agreements contemporaneously with the Sun Dial acquisition to operate all four farms.

We determined the allocation of the purchase price of the Sun Dial assets acquired during the first quarter of 2016 to be as follows:

Farm	Land	Land improvements	Buildings	Trees and vines	Fixtures and equipment	Development costs	Total purchase price
Cougar Ranch	$9,841,520	$245,743	$—	$7,383,550	$163,829	$—	$17,634,642
Cheetah Ranch	9,992,492	1,013,862	258,484	6,973,733	675,908	—	18,914,479
Puma Ranch	10,365,397	706,295	—	6,166,743	470,863	468,337	18,177,635
Lynx Ranch	6,652,750	245,558	—	3,236,661	163,705	—	10,298,674
	$36,852,159	$2,211,458	$258,484	$23,760,687	$1,474,305	$468,337	$65,025,430

The allocation of the purchase price is preliminary and subject to change.

2015 First and Second Quarter Real Estate Activity

The Company did not close on any acquisitions in the first two quarters of 2015.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Accrued dividends payable	$139,870	$220,954
Accrued accounting fees	319,392	450,000
Accrued sub-advisory fees	800,060	497,777
Accrued real estate taxes	228,517	235,272
Accrued legal fees	203,235	105,795
Accrued interest payable	43,910	26,719
Accrued offering costs	—	76,138
Accrued other	1,482,800	764,650
Total	$3,217,784	$2,377,305

6.	BORROWINGS UNDER CREDIT FACILITY

On December 5, 2013, the Company entered into a $25.0 million revolving credit facility, arranged by Rutledge Investment Company (“Rutledge”), to provide funds for potential acquisitions, development of existing properties and other corporate purposes. The facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month London Interbank Offered Rate (“LIBOR”) (0.6461% at June 30, 2016 and 0.6127% at December 31, 2015). The Company is required to pay any interest due quarterly in arrears beginning January 1, 2014 and any unpaid interest and drawn principal is due and payable in full on January 1, 2019 (“Maturity Date”). The minimum advance under the terms of the facility is $500,000 and may be repaid at any time prior to the Maturity Date. The credit facility is secured by a first mortgage over, and assignment of leases from, Pleasant Plains Farm, Macomb Farm, Kane County Farms, Sweetwater Farm and Tillar Farm properties. The Company pays a 0.25% per annum non usage fee.  There was $25.0 million outstanding under this credit facility at June 30, 2016 and no amount outstanding under this credit facility at December 31, 2015.

On January 14, 2015, the Company entered into a second $25.0 million revolving credit facility, arranged by Rutledge, to provide funds for potential acquisitions, development of existing properties and other corporate purposes. The facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month LIBOR (0.6461% at June 30, 2016 and 0.6127% at December 31, 2015). The Company is required to pay any interest due quarterly in arrears beginning April 1, 2015 and any unpaid interest and drawn principal is due and payable in full on January 1, 2020 (“Second Maturity Date”). The minimum advance under the terms of the facility is $500,000 and may be repaid at any time prior to the Second Maturity Date. The credit facility is secured by a first mortgage over and assignment of leases from Quail Run Vineyard, the first tranche of Golden Eagle Ranch and Blue Heron Farms properties. The Company pays a 0.25% per annum non‑usage fee. The amount outstanding under this credit facility at June 30, 2016 and at December 31, 2015 was $25.0 million.

On August 18, 2015, the Company entered into a third $25.0 million revolving credit facility, arranged by Rutledge, to provide funds for potential acquisitions, development of existing properties and other corporate purposes. The facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month LIBOR (0.6461% at June 30, 2016 and 0.6127% at December 31, 2015). The Company is required to pay any interest due quarterly in arrears beginning October 1, 2015 and any unpaid interest and drawn principal is due and payable in full on August 1, 2020 (“Third Maturity Date”). The minimum advance under the terms of the facility is $500,000 and may be repaid at any time prior to the Third Maturity Date. The credit facility is secured by a first mortgage over and assignment of leases from the second tranche of Kimberly Vineyard, Roadrunner Ranch, Condor Ranch, Blue Cypress Farm, Grassy Island Groves and Falcon Farms properties. The Company pays a 0.25% per annum non‑usage fee.  There was $25.0 million outstanding under this credit facility at June 30, 2016 and $2.2 million outstanding under this credit facility at December 31, 2015.

On December 22, 2015, the Company entered into a fourth revolving credit facility in the amount of $15.0 million, arranged by Rutledge, to provide funds for potential acquisitions, development of existing properties and other corporate purposes. The facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month LIBOR (0.6461% at June 30, 2016 and 0.6127% at December 31, 2015). The Company is required to pay any interest due quarterly in arrears beginning April 1, 2016 and any unpaid interest and drawn principal is due and payable in full on January 1, 2021 (“Fourth Maturity Date”). The minimum advance under the terms of the facility is $500,000 and may be repaid at any time prior to the Fourth Maturity Date. The credit facility is secured by a first mortgage over and assignment of leases from Kingfisher Ranch, Sandpiper Ranch and Hawk Creek Ranch properties. The Company pays a 0.25% per annum non‑usage fee. There was $5,950,000 outstanding under this credit facility at June 30, 2016 and no amount outstanding under this credit facility at December 31, 2015.

The fair value of the borrowings under the credit facilities fall within Level 3 of the fair value hierarchy.  We believe the fair value of the borrowings under the credit facilities as of June 30, 2016 and December 31, 2015 were approximately comparable to our carrying values at each respective date because (i) the revolving nature of the borrowings allows prepayment at the Company’s option at any time, (ii) the borrowings bear interest at a variable rate, and (iii) the spread on all the borrowings did not change throughout the quarter.

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

Prior to the Internalization Transaction, the limited partnership agreement of the Operating Partnership provided that the Operating Partnership pay AFA a management fee in arrears calculated at the annual rate of (i) 1% of the Company’s share of the gross asset value, as defined, of the Operating Partnership as of the end of the immediately preceding calendar quarter and (ii) 0.5% of the Founders’ share of the gross asset value of the Operating Partnership as of the end of the immediately preceding calendar quarter. The management fee for the three and six months ended June 30, 2015 amounted to $405,980  and $818,266, respectively. Prior to the Internalization Transaction, AFA utilized the management fees it received from the Operating Partnership to pay the Agricultural Sub-Adviser their fees. After the Internalization Transaction, AFA became an indirectly and directly wholly-owned subsidiary of the Operating Partnership and continues to pay the Agricultural Sub-Adviser a sub-advisory fee (see below for detail).

Prior to the Internalization Transaction, AFA was entitled to a performance fee equal to 15% of the Funds From Operations (as defined) allocated to the capital account of the Company in the Operating Partnership each fiscal year and 10% of the Funds From Operations allocated to each Founder’s capital account in the Operating Partnership each fiscal year. The performance fee on Funds From Operations amounted to $176,406 and $408,759, respectively, for the three and six months ended June 30, 2015.

Prior to the Internalization Transaction, AFA was entitled to an additional performance fee equal to two‑thirds of 15% of the net capital appreciation allocated to the capital account of the Company in the Operating Partnership each fiscal year and to one‑third of 15% of the net realized capital appreciation allocated to the capital account of the Company in the Operating Partnership each fiscal year. AFA was also entitled to two‑thirds of 10% and one‑third of 10% of net capital appreciation and net realized capital appreciation, respectively, allocated to each Founder’s capital account in the Operating Partnership each fiscal year. The performance fee on net capital appreciation (realized and unrealized) amounted to $753,265 and $797,771, respectively, for the three and six months ended June 30, 2015.

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

In addition, the Agricultural Sub-Adviser to AFA, Prudential Mortgage Capital Company, LLC, which includes Prudential Agricultural Investments, a unit of Prudential Mortgage Capital Company, LLC, entered into an Amended and Restated Sub-Advisory Agreement (the “Amended and Restated Sub-Advisory Agreement”) effective on the Closing Date whereby the Agricultural Sub-Adviser receives a sub-advisory fee equal to the annual rate of 1.0% of the appraised value of the Operating Partnership’s properties at the end of each calendar quarter.  The fee for the quarter ended June 30, 2016 amounted to $696,041, and the fee for the six months ended June 30, 2016 amounted to $1,342,113.  Pursuant to the Amended and Restated Sub-Advisory Agreement, our Agricultural Sub-Adviser was also entitled to an initial public offering capital compensation fee because less money was raised in our initial public offering than contemplated at the time the Amended and Restated Sub-Advisory Agreement was signed.  The initial public offering capital compensation fee required additional make-whole payments calculated, (i) for the acquisition fee based on 2% of the difference between $84.75 million and the gross proceeds raised, (ii) for the management fee based on 1% of the difference between $84.75 million and the gross proceeds raised and (iii) such compensation fee payments are to be based on capital raised between October 31, 2014 and six months after the date of the initial public offering. During the second quarter of 2016, the Company and the Agricultural Sub-Adviser settled and agreed that the initial public offering capital compensation fee due was a one-time payment of $104,020, which has been included in the sub-advisory fees for the three and six months ended June 30, 2016 included in the consolidated statement of operations.

Pursuant to the Amended Sub-Advisory Agreement, the Agricultural Sub-Adviser was entitled to performance fees as of the Closing Date as if all fees under the original Sub-Advisory Agreement were earned and payable (the “Legacy Performance Fee”).  The Legacy Performance Fee is payable in equal annual amounts over four years beginning in the third quarter of 2016.  Interest is payable at the simple rate of 5% on unpaid balances beginning on the Closing Date.  The balance of the Legacy

Performance Fee payable to the Agricultural Sub-Adviser is shown in the consolidated balance sheet as “Legacy performance fee payable to Agricultural Sub-Adviser” and was $1,106,307 as of June 30, 2016 and December 31, 2015, respectively.

The Operating Partnership paid Optima Fund Management LLC (“Optima”), an affiliate of the Managing Member of AFA prior to the Closing Date, $7,500 and $15,000, respectively, for the three and six months ended June 30, 2015 as a fee for providing administrative and accounting services to the Company and the Operating Partnership.  In connection with the Internalization Transaction, AFA and Optima entered into a Transitional Services Agreement dated as of the Closing Date.  AFA paid Optima $43,059 and $88,855, respectively, for the three and six months ended June 30, 2016 pursuant to the Transitional Services Agreement in respect of occupancy, data processing and accounting and other administrative services.

8.	STOCKHOLDERS’ EQUITY

There were 300,000,000 shares of common stock, par value $0.01 per share, authorized with 16,921,897 issued and outstanding as of June 30, 2016 and 16,890,847 issued and outstanding as of December 31, 2015.  There were 35 8% Series A Cumulative Non‑Voting Preferred Stock, par value $0.01 per share, authorized with zero issued and outstanding as of June 30, 2016 or December 31, 2015.

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

Non-Controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership, a majority owned partnership.  The Company owned 83.8% of the common limited partnership interests (“Common Units”) in the Operating Partnership at June 30, 2016 and December 31, 2015.

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

There were 3,269,556 Common Units outstanding as of June 30, 2016 and December 31, 2015.

Dividends

The Company’s Board of Directors declared and paid the following dividends to common stockholders for the six months ended June 30, 2016 and for the years ended December 31, 2013, 2014 and 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Dividend per Common Share
2013
	May 28, 2013	June 18, 2013	June 27, 2013	$0.1000
	December 3, 2013	December 3, 2013	December 23, 2013	0.1250
				$0.2250
2014
	May 20, 2014	May 20, 2014	June 25, 2014	$0.1250
	December 9, 2014	December 9, 2014	December 30, 2014	0.1250
				$0.2500
2015
	May 19, 2015	June 22, 2015	June 30, 2015	$0.1250
	October 4, 2015	October 1, 2015	October 8, 2015	0.0625
	December 10, 2015	December 22, 2015	December 29, 2015	0.0625
				$0.2500
2016
	March 2, 2016	March 21, 2016	March 31, 2016	$0.0625
	June 7, 2016	June 27, 2016	June 30, 2016	0.0625
				$0.1250

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

As of June 30, 2016, as a result of the below mentioned awards granted during the first quarter of 2016, there were 595,470 shares available for future grant under the Plan.

On March 2, 2016, the Compensation Committee of the Board of Directors approved the award of 47,444 shares to officers, employees and a non-employee director under the Company’s Plan for services related to the Offering. The number of shares granted was determined by dividing 25% of each executives’ annual salary by the Offering price of $8.00 per share, so that the value of the grant would reflect the change in the Company’s stock price since the Offering. The shares had a fair market value of $5.95 per share as of the date of the grant.  These shares were immediately vested, but were subject to lock-up agreements entered into in connection with the Offering until April 18, 2016.  The Company recognized $282,292 of stock-based compensation expense associated with this award during the first quarter of 2016.  Following the withholding of shares for tax withholdings, 31,050 additional shares were issued and outstanding in connection with this award.

On March 23, 2016, the Compensation Committee of the Board of Directors approved the award of 163,486 restricted stock units (“RSUs”) to officers, employees and a non-employee director under the Plan.  The RSUs are subject to vesting over a four-year period based entirely upon the attainment of pre-determined levels of total shareholder returns, as will be measured as of each year end compared to the Company’s common share price on December 31, 2015, and with one-quarter of the RSUs subject to vesting each year.  The RSUs are not entitled to receive dividends while unvested.  Upon a change in control, the grants may accelerate up to one year’s worth of vesting if the change in control price per share meets the pre-determined performance metrics and additional amounts may vest if the change in control price per share exceeds the net asset value per share. The aggregate RSU award fair value as of the March 23, 2016 grant date was estimated to be $102,588 using Monte Carlo simulation techniques and will be amortized over the respective vesting periods for each of the awards. The Company recognized $16,389  and $18,010, respectively, of stock-based compensation expense associated with this award during the three and six months ended June 30, 2016.

9.	EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income attributable to the Company	$(1,279,012)	$193,794	$(3,223,212)	$479,724
Denominator for basic & diluted weighted average shares	16,921,897	10,890,847	16,911,490	10,890,847
Basic & diluted (loss) earnings per common share	$(0.08)	$0.02	$(0.19)	$0.04

The Company has no potentially dilutive securities outstanding.

10.	LEASES

The Company’s mature properties, and the mature acres of Condor Ranch which is a development property, are leased to tenants under operating leases, which expire on various dates through 2020. Future minimum rents to be received from tenants under non-cancelable leases in effect at June 30, 2016, are as follows:

2016 - Remainder	$4,407,758
2017	7,481,963
2018	7,009,895
2019	4,962,700
2020	1,638,671
$25,500,987

In addition to the minimum lease payments described above, Cougar Ranch, Cheetah Ranch, Puma Ranch, Lynx Ranch, Kimberly Vineyard, Golden Eagle Ranch, Condor Ranch, Quail Run Vineyard, Falcon Farms, Kingfisher Ranch and Blue Heron Farms have leases that require the tenants to pay participating rent above a threshold, based on a percentage of gross revenues, as defined in the leases, derived from the leased property.  Participating rent was $555,329 and $1,507,503  for the three months ended June 30, 2016 and 2015, respectively, and $692,117  and $2,329,564  for the six months ended June 30, 2016 and 2015, respectively. Depending upon each farm’s crop yield and commodity prices, the participating rent can be the majority of the rental revenue received from the tenants on these properties.

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

Below is a summary of total assets by segment as of June 30, 2016 and December 31, 2015.

	Total	Commodity Row	Specialty/ Vegetable Row	Permanent	Development	Corporate
June 30, 2016	$241,322,398	$32,757,888	$24,462,676	$149,009,712	$33,791,371	$1,300,751
December 31, 2015	$190,286,101	$32,604,314	$12,855,152	$85,642,987	$43,849,168	$15,334,480

Below is a summary of income before income taxes by segment for the three months ended June 30, 2016 and 2015, respectively, and the six months ended June 30, 2016 and 2015, respectively.

For the Three Months Ended June 30, 2016	Total	Commodity Row	Specialty/ Vegetable Row	Permanent	Development	Corporate
OPERATING REVENUES:
Fixed rent	$2,294,702	$368,856	$274,935	$1,532,309	$118,602	$—
Participating rent	555,329	—	—	555,329	—	—
Recovery of real estate taxes	223,878	—	23,613	194,256	6,009	—
Other income	3,750	—	3,750	—	—	—
Total operating revenues	3,077,659	368,856	302,298	2,281,894	124,611	—
OPERATING EXPENSES:
Depreciation	1,109,141	926	78,310	911,343	118,413	149
Property operating expenses	586,758	49,779	57,078	330,661	149,240	—
Due diligence costs on non-consummated transactions	—	—	—	—	—	—
Professional fees	450,320	—	5,310	8,834	218	435,958
Sub-advisory fees	800,061	—	—	—	—	800,061
General and administrative expenses	1,084,835	—	—	—	—	1,084,835
Total operating expenses	4,031,115	50,705	140,698	1,250,838	267,871	2,321,003
Operating (loss) income	(953,456)	318,151	161,600	1,031,056	(143,260)	(2,321,003)
Total other expense	444,178	—	—	—	—	444,178
(Loss) income before loss on sale of assets	(1,397,634)	318,151	161,600	1,031,056	(143,260)	(2,765,181)
Loss on sale of assets	—	—	—	—	—	—
(Loss) income before income taxes	(1,397,634)	$318,151	$161,600	$1,031,056	$(143,260)	$(2,765,181)
Income tax provision	107,694
Net loss	(1,505,328)
Less net loss attributable to non-controlling interests	(226,316)
Net loss attributable to the Company	$(1,279,012)

For the Three Months Ended June 30, 2015	Total	Commodity Row	Specialty/ Vegetable Row	Permanent	Development	Corporate
OPERATING REVENUES:
Fixed rent	$1,165,399	$398,685	$192,725	$550,390	$23,599	$—
Participating rent	1,507,503	—	—	1,507,503	—	—
Recovery of real estate taxes	114,368	—	23,109	87,669	3,590	—
Other income	23,750	—	3,750	20,000	—	—
Total operating revenues	2,811,020	398,685	219,584	2,165,562	27,189	—
OPERATING EXPENSES:
Depreciation	449,314	767	23,597	366,436	58,514	—
Management and performance fees-related party	1,335,651	—	—	—	—	1,335,651
Property operating expenses	364,172	71,012	40,558	229,797	22,805	—
Professional fees	135,130	—	442	963	2,032	131,693
General and administrative expenses	81,700	—	—	—	—	81,700
Total operating expenses	2,365,967	71,779	64,597	597,196	83,351	1,549,044
Operating income (loss)	445,053	326,906	154,987	1,568,366	(56,162)	(1,549,044)
Total other expense	117,278	—	—	—	—	117,278
Net income (loss) before income taxes	327,775	$326,906	$154,987	$1,568,366	$(56,162)	$(1,666,322)
Income tax provision	—
Net income	327,775
Less net income attributable to non-controlling interests	133,981
Net income attributable to the Company	$193,794

For the Six Months Ended June 30, 2016	Total	Commodity Row	Specialty/ Vegetable Row	Permanent	Development	Corporate
OPERATING REVENUES:
Fixed rent	$4,376,534	$737,711	$501,897	$2,840,932	$295,994	$—
Participating rent	692,117	—	—	692,117	—	—
Recovery of real estate taxes	407,350	—	47,226	348,106	12,018	—
Other income	27,500	—	7,500	20,000	—	—
Total operating revenues	5,503,501	737,711	556,623	3,901,155	308,012	—
OPERATING EXPENSES:
Depreciation	2,063,972	1,853	141,309	1,683,379	237,133	298
Property operating expenses	1,171,866	114,465	106,745	668,055	282,601	—
Due diligence costs on non-consummated transactions	136,862	—	—	—	—	136,862
Professional fees	844,569		6,948	16,136	763	820,722
Sub-advisory fees	1,446,133	—	—	—	—	1,446,133
General and administrative expenses	2,694,240	—	—	—	—	2,694,240
Total operating expenses	8,357,642	116,318	255,002	2,367,570	520,497	5,098,255
Operating (loss) income	(2,854,141)	621,393	301,621	1,533,585	(212,485)	(5,098,255)
Total other expense	815,904	—	—	—	—	815,904
(Loss) income before loss on sale of assets	(3,670,045)	621,393	301,621	1,533,585	(212,485)	(5,914,159)
Loss on sale of assets	(7,258)	—	—	—	(7,258)	—
(Loss) income before income taxes	(3,677,303)	$621,393	$301,621	$1,533,585	$(219,743)	$(5,914,159)
Income tax provision	141,747
Net loss	(3,819,050)
Less net loss attributable to non-controlling interests	(595,838)
Net loss attributable to the Company	$(3,223,212)

For the Six Months Ended June 30, 2015	Total	Commodity Row	Specialty/ Vegetable Row	Permanent	Development	Corporate
OPERATING REVENUES:
Fixed rent	$2,536,293	$797,379	$385,450	$1,109,005	$244,459	$—
Participating rent	2,329,564	—	—	2,331,486	(1,922)	—
Recovery of real estate taxes	230,759	—	46,218	178,203	6,338	—
Other income	41,800	300	21,500	20,000	—	—
Total operating revenues	5,138,416	797,679	453,168	3,638,694	248,875	—
OPERATING EXPENSES:
Depreciation	893,294	1,535	47,193	730,570	113,996	—
Management and performance fees-related party	2,024,796	—	—	—	—	2,024,796
Property operating expenses	804,414	147,892	81,815	418,924	155,783	—
Professional fees	234,311	—	1,062	1,931	2,172	229,146
General and administrative expenses	146,715	—	—	—	—	146,715
Total operating expenses	4,103,530	149,427	130,070	1,151,425	271,951	2,400,657
Operating income (loss)	1,034,886	648,252	323,098	2,487,269	(23,076)	(2,400,657)
Total other expense	212,592	—	—	—	—	212,592
Net income (loss) before income taxes	822,294	$648,252	$323,098	$2,487,269	$(23,076)	$(2,613,249)
Income tax provision	79,832
Net income	742,462
Less net income attributable to non-controlling interests	262,738
Net income attributable to the Company	$479,724

13.	SUBSEQUENT EVENTS

No material subsequent events have occurred since June 30, 2016 that required recognition or disclosure in the financial statements, except as disclosed below:

On July 27, 2016, the Company completed the sale of its Hawk Creek Ranch development property for a gross sales price of $11.25 million.  The property, which was not expected to be under commercial lease until 2021, was listed with a broker prior to the Company announcing its strategic alternatives review process in April 2016.  The net proceeds (net of transaction costs) of $10.8 million were used to pay down outstanding balances under the Company’s revolving credit facilities in the amount of $6.0 million, to fully pay down the Legacy performance fee payable to the Agricultural Sub-Adviser (and accrued interest thereon) in the amount of $1.1 million, with the remainder held in cash.  The Company expects to realize a gain of approximately $2.2 million on the sale.  The Company currently has no other individual properties listed for sale.

 On August 10, 2016, the Company’s Chief Financial Officer, Andreas Spitzer, resigned to pursue other professional opportunities.  Mr. Spitzer will depart the Company on August 26, 2016 following an orderly transition of his duties to Geoffrey Lewis, Director and Treasurer.  Mr. Lewis had previously served as the Company’s Chief Financial Officer since inception and prior to Mr. Spitzer’s appointment to the role. Mr. Spitzer’s departure did not result from any disagreement regarding the Company’s financial reporting or accounting policies, procedures, estimates or judgments, any deficiency in the Company’s internal controls or any error in the Company’s reported financial results.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information available to us at the time those statements are made or management’s good faith belief as of that time with respect to future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general volatility of the capital markets and the market price of our common stock;
•	our ability to identify and implement any viable strategic alternatives;
•	economic and other developments including in the state of California, where we have a high concentration of farms;
•	our business strategy;
•	our leverage;
•	our ability to generate sufficient cash flows to service our outstanding indebtedness;
•	our ability to obtain necessary outside financing;
•	availability, terms and deployment of capital;
•	ability to retain and attract qualified personnel;
•	our industry, interest rates or the general economy;
•	the degree and nature of our competition;
•	risks generally associated with real estate acquisitions, dispositions and development;
•	our ability to identify farms to acquire and to complete acquisitions;
•	our ability to successfully integrate acquired farms and to achieve expected cash flow returns;
•	the ability of our farmer tenants to successfully manage their business and pay us contractual rents when due under our leases;
•	our ability to effectively manage growth;
•	our ability to make distributions to our shareholders;

•	our ability to continue to qualify as a REIT;
•	government regulations, tax laws and rates and similar matters;
•	our compliance with laws, rules and regulations; and
•	environmental uncertainties and exposure to natural disasters.

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

Executive Summary

We are an internally managed real estate company focused primarily on the acquisition and management of a diversified portfolio of permanent crop, specialty/vegetable row crop and commodity row crop farmland, including farmland development located in the U.S. in select major agricultural states. We lease our farms to experienced professional farmer tenants under a variety of lease structures with staggered durations, including fixed and participating leases. As of June 30, 2016, our portfolio was comprised of 22 farms and approximately 18,322 gross acres with more than 21 crop types (over 40 when including sub-varieties), some of which are planted in rotation, in Alabama, Arkansas, California, Florida, Georgia and Illinois.

We were incorporated in Maryland in October 2009, and elected to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. We conduct all of our business activities through our Operating Partnership, of which we are the sole general partner.

The below table shows the properties owned by the Company as of June 30, 2016 and as of December 31, 2015:

Property Name	Crops	County, State	Date Acquired(1)	June 30, 2016 Net Book Value	December 31, 2015 Net Book Value	Tillable Acres		Gross Acres	Fixed & Participating Rent for the Six Months Ended June 30, 2016 (2)
Permanent Crop:
Kimberly Vineyard (first and second tranche)	Wine grapes	Monterey, CA	Aug-10 & Dec-14	$12,525,858	$12,595,785	245		260	$210,371
Golden Eagle Ranch (first and second tranche)	Almonds	Stanislaus, CA & Merced, CA	Mar-12 & Aug-12 & Aug-15	19,271,229	19,316,916	1,186		1,247	1,019,987
Quail Run Vineyard	Wine grapes	Monterey, CA	Nov-12	9,726,257	9,638,916	223		240	58,040
Blue Heron Farms	Walnuts	Kings, CA	Nov-13	13,402,139	13,498,426	380		430	239,258
Falcon Farms	Pecans	Dougherty, GA; Lowndes, AL	Nov-14	8,184,727	8,198,933	1,165		1,840	249,467
Kingfisher Ranch	Pistachios	Fresno, CA	Aug-15	19,522,840	19,728,725	511		623	373,118
Cougar Ranch	Varied Citrus	Fresno, CA	Jan-16	17,438,309	—	481		854	455,186
Cheetah Ranch	Varied Citrus	Fresno, CA & Tulare, CA	Jan-16	18,751,563	—	443		478	420,048
Puma Ranch	Almonds	Madera, CA	Jan-16	18,023,334	—	562		610	314,648
Lynx Ranch	Almonds	Merced, CA	Jan-16	10,212,347	—	232		244	192,926
Total Permanent Crop:				147,058,603	82,977,701	5,428		6,826	3,533,049
Specialty/Vegetable Row:
Sweetwater Farm	Varied	Jackson, FL	Dec-10	5,062,797	5,096,495	1,450		1,624	190,150
Sandpiper Ranch	Strawberries/ Vegetables	Santa Cruz, CA	Dec-11 & Apr-12	7,676,507	7,692,833	158		184	205,734
Blue Cypress Farm	Varied	Brevard, FL	Feb-13	11,314,380	11,400,656	2,036		2,694	106,013
Total Specialty/ Vegetable Row:				24,053,684	24,189,984	3,644		4,502	501,897
Commodity Row:
Pleasant Plains Farm	Corn/Soybeans	Douglas, McLean, Cass, Morgan & Sangamon, IL	Jul-10	8,750,000	8,750,000	1,159		1,196	237,390
Macomb Farm	Corn/Soybeans	McDonough, IL	Dec-10	2,556,135	2,556,453	422		434	90,100
Tillar Farm	Cotton/ Rice/ Corn/Soybeans	Drew, AR	May-11	4,091,067	4,092,003	1,248		1,444	104,250
Kane County Farms	Corn/Soybeans	Kane, IL	Jun-11	17,163,000	17,163,600	1,617		1,652	305,971
Total Commodity Row:				32,560,202	32,562,056	4,446		4,726	737,711
Development:
Roadrunner Ranch	Citrus	Tulare, CA	Apr-11 & Sep-11	7,696,658	7,375,597	227		244	—
Condor Ranch	Avocados/ Lemons	Ventura, CA	Nov-11 & Dec-11	9,700,754	9,517,874	271	(3)	786	77,677
Grassy Island Groves	Citrus	Okeechobee, FL	Dec-12	5,266,810	4,795,334	451		623	218,317
Hawk Creek Ranch (4)	Pistachios	Yolo, CA	Oct-13 & Feb-14	8,424,026	7,924,842	425		524	—
Pintail Vineyards	Wine grapes	Yolo, CA	Nov-13	2,135,259	1,998,228	87		91	—
Total Development:				33,223,507	31,611,875	1,461		2,268	295,994
Other				818	1,115	—		—	—
TOTAL:				$236,896,814	$171,342,731	14,979		18,322	$5,068,651

(1)	An additional acquisition date represents a growth of, or an addendum to, the property.
(2)

Represents fixed rent and participating rent actually received for the six months ended June 30, 2016, and does not include certain rent to be paid under participating leases that has not yet been recognized, particularly for our mature permanent crop farms, which may generate the majority of their rent through participation. Such rent is typically earned and paid in the fourth quarter of each year or over the first and second quarters of the following year.

(3)	Additional acreage that was previously deemed non-tillable was successfully converted and developed into tillable acreage.
(4)	Hawk Creek Ranch was sold on July 27, 2016 for a gross sales price of $11.25 million.

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

Recent Developments – Six Months Ended June 30, 2016

New Leases and Lease Renewals

During the first quarter of 2016 we executed a new short term lease which expires December 31, 2016 with a tenant on Blue Cypress Farm for the 2016 crop season.  The lease provided the tenant an early termination option on the earlier of the harvesting of the 2016 spring crop or June 1, 2016.  The tenant did not exercise this early termination option and subsequent to a successful harvest of the spring crop is in the process of planting a second crop on the property for fall harvest.  There were no new or renewal leases executed during the second quarter of 2016.  Leases with the tenants on the first tranche of Kimberly Vineyard, Macomb Farm, Sweetwater Farm, Tillar Farm, Quail Run Vineyards, Falcon Farms and Blue Cypress Farm are set to expire at various dates in the fourth quarter of 2016 and will need to be renewed for 2017. We have commenced lease negotiations with a number of these tenants.  As of June 30, 2016, we had no vacancies on any of our non-development farms.

Acquisitions

On January 27, 2016, wholly-owned subsidiaries of the Company completed the acquisition of a portfolio of mature permanent crop properties aggregating to approximately 2,186 gross acres and approximately 1,718 net plantable acres, the Sun Dial properties or acquisition, as previously defined, for a combined purchase price of $63.5 million, excluding transaction costs, from Sun Dial, LLC and affiliates (the “Sellers”).  The Sun Dial acquisition substantially increased the Company’s farmland assets by approximately 30% (as measured by appraised value).  The seven acquired properties are located across multiple counties in California, each with its own on-site well(s) and / or surface water, and are being operated as four distinct farms (Cougar Ranch, Cheetah Ranch, Puma Ranch and Lynx Ranch), with properties grouped into a particular farm based on crop type and location. Crops planted include almonds, lemons, mandarins and several other fresh citrus varieties as well as a small planting of prunes.

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

Review of Strategic Alternatives

On April 14, 2016, the Company announced that its Board of Directors had authorized the Company to commence a review of strategic alternatives to enhance shareholder value.  Since the Offering, the Company’s shares have consistently traded at a substantial discount to net asset value which, as of December 31, 2015, was estimated to be $10.05 per share.  The Company’s net asset value is based upon independent third-party appraisals of its farms which were performed as of December 31, 2015.  The Company has retained Citigroup Global Markets Inc. and Raymond James & Associates, Inc. as its financial advisors and Goodwin Procter LLP as legal counsel to assist in a comprehensive analysis of all potential strategic alternatives.  Alternatives to be explored may include, among others, joint venture arrangements, a merger of the Company, or a sale of all or part of the Company and/or its assets.  The Company noted that there can be no assurances that the strategic alternatives review process will result in the Company pursuing a particular transaction or the consummation of any transaction.  The Company has not set a definitive timetable for completion of the process and does not intend to disclose further developments until its Board of Directors approves a specific action or otherwise concludes the review of strategic alternatives.

Disposition

On July 27, 2016, the Company completed the sale of its Hawk Creek Ranch development property for a gross sales price of $11.25 million.  The property, which was not expected to be under commercial lease until 2021, was listed with a broker prior to the Company announcing its strategic alternatives review process in April 2016.  The net proceeds (net of transaction costs) of $10.8 million were used to pay down outstanding balances under the Company’s revolving credit facilities in the amount of $6.0 million, to fully pay down the Legacy performance fee payable to the Agricultural Sub-Adviser (and accrued interest thereon) in the amount of $1.1 million, with the remainder held in cash.  The Company expects to realize a gain of approximately $2.2 million on the sale.  The Company currently has no other individual properties listed for sale.

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

The global supply of arable land and the productivity of such land is adversely affected by the scarcity of water in many irrigated growing regions, both globally and within the U.S. For example, a significant portion of the U.S. has experienced severe drought conditions over the past few years, most recently in the Pacific region, including a majority of California which still persists despite being somewhat offset by the recent El Nino weather pattern. While such conditions could have negative short-term impacts on U.S. agriculture, including less crop production, increased competition for farmland due to distressed sales and lower farm income, from a long-term perspective, we believe a strategy of holding diversified assets both geographically and on a commodity basis may help to mitigate losses in any one area or crop type. Further, leased farmland may benefit from rental payments and crop insurance even in periods of lower than normal crop production.

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

The following table summarizes the leases in place as of June 30, 2016 across our farm portfolio and identifies the lease type and lease expiration.  Participating leases can be based on a crop share or can be comprised of fixed base rent and formulaic participating components; all of our current participating leases have both fixed base rents and participating components.

Property Name	Crops	County, State	Lease Type	Lease Term	Lease Expiration		Remaining Term at June 30, 2016 (Years)
Permanent Crop:
Kimberly Vineyard (tranche 1)	Wine grapes	Monterey, CA	Participating	3 year	10/31/2016		0.34
Kimberly Vineyard (tranche 2)	Wine grapes	Monterey, CA	Participating	5 year	10/31/2019		3.33
Golden Eagle Ranch (tranche 1)	Almonds	Stanislaus, CA	Participating	5 year	11/30/2019		3.42
Golden Eagle Ranch (tranche 2)	Almonds	Merced, CA	Participating	5 year	11/30/2019	(1)	3.42
Quail Run Vineyard	Wine grapes	Monterey, CA	Participating	2 year	10/31/2016	(2)	0.34
Blue Heron Farms	Walnuts	Kings, CA	Participating	3 year	11/30/2017		1.42
Falcon Farms	Pecans	Dougherty, GA; Lowndes, AL	Participating	2 year	11/30/2016		0.42
Kingfisher Ranch	Pistachios	Fresno, CA	Participating	6 year	10/31/2020		4.34
Cougar Ranch	Varied Citrus	Fresno, CA	Participating	5 year	6/30/2020		4.00
Cheetah Ranch	Varied Citrus	Fresno, CA & Tulare, CA	Participating	5 year	6/30/2020		4.00
Puma Ranch	Almonds	Madera, CA	Participating	4 year	11/30/2019		3.42
Lynx Ranch	Almonds	Merced, CA	Participating	4 year	11/30/2019		3.42

Specialty/Vegetable Row:
Sweetwater Farm	Varied	Jackson, FL	Fixed	3 year	12/31/2016		0.50
Sandpiper Ranch	Strawberries/ Vegetables	Santa Cruz, CA	Fixed	3 year	12/31/2018		2.50
Blue Cypress Farm(3)	Varied	Brevard, FL	Fixed	1 year	12/31/2016		0.50

Commodity Row:
Pleasant Plains Farm	Corn/Soybeans	Douglas, McLean, Cass, Morgan & Sangamon, IL	Fixed	3 year	12/31/2018		2.50
Macomb Farm	Corn/Soybeans	McDonough, IL	Fixed	3 year	12/31/2016		0.50
Tillar Farm	Cotton/ Rice/ Corn/Soybeans	Drew, AR	Fixed	1 year	12/31/2016		0.50
Kane County Farms	Corn/Soybeans	Kane, IL	Fixed	3 year	12/31/2018		2.50

Development:
Roadrunner Ranch	Citrus	Tulare, CA	—	—	—		—
Condor Ranch	Avocados/ Lemons	Ventura, CA	Participating	3 year	10/31/2018	(4)	2.34
Grassy Island Groves	Citrus	Okeechobee, FL	—	—	—		—
Hawk Creek Ranch (5)	Pistachios	Yolo, CA	—	—	—		—
Pintail Vineyards	Wine grapes	Yolo, CA	—	—	—		—

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

(3)

Blue Cypress Farm development was completed subsequent to December 31, 2015, and a short term lease ending December 31, 2016 and covering the 2016 growing seasons was executed with a new tenant in the first quarter of 2016.  The lease provided the tenant an early termination option on the earlier of the harvesting of the 2016 spring crop or June 1, 2016.  The tenant did not exercise this early termination option and subsequent to a successful harvest of the spring crop is in the process of planting a second crop on the property for fall harvest.  The property was moved from the development segment to the specialty/vegetable row segment in the first quarter of 2016.

(4)	The current lease for Condor Ranch provides for all acreage, whether currently commercial, in transition or in development, to fold into the lease during the lease term.
(5)	Hawk Creek Ranch was sold on July 27, 2016 for a gross sales price of $11.25 million.

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

Rental revenue from larger farms will have a direct bearing on our overall revenues.  For example, our Golden Eagle Ranch property was responsible for 41.4% of our 2015 fixed and participating rent, which represents rent received for the year ended December 31, 2015 and includes certain rent from participating leases for the 2014 crop year that was not recognized in 2014, but does not include rent still to be paid under participating leases for the 2015 crop year that has been and is yet to be recognized in 2016.  Our Golden Eagle Ranch property represented 20.1% of our fixed and participating rent for the six months ended June 30, 2016 as compared to 55.2% for the six months ended June 30, 2015.  As further discussed in “Results of Operations”, the period to period decline in participating rents from Golden Eagle Ranch have significantly impacted the Company’s total operating revenues.

Development Farms

On July 27, 2016, we sold our Hawk Creek Ranch pistachio development property for a gross sales price of $11.25 million.  Excluding Hawk Creek Ranch, four of our farms are either completely or in majority under development and one farm is partially, but less than a majority, under development at present. The farms that are completely (or in majority) under development include Roadrunner Ranch, Condor Ranch, Pintail Vineyards and Grassy Island Groves. In addition, our Quail Run Vineyard is partially, but less than a majority, under development. Portions of our other farms may contain young non-mature acres that are not yet commercially productive, but are not included in the development segment as such farms do not require the continued capital expenditures associated with development, and such development acreage represents a minority of the property acreage. Further, given that our Golden Eagle Ranch consists of trees that were planted at different times, we will periodically redevelop minor portions of the farm where the trees are nearing the end of their productive lives. Rental revenues will not be generated on these development farms until they become commercially productive, and for farms that are in partial development, any revenues may be offset to a varying degree from development capital expenditures. We expect our current farms under development to become commercially productive and leased to tenants between 2017 and 2019, depending on each property’s current stage of development and the crop type for which it is being developed. While development farms represent one of the four main sub-categories of our farms, our current intent is to seek to acquire income producing farms in order to ensure adequate income generation; therefore, our level of capital expenditures as a percentage of total asset value is expected to decline going forward.

Our Blue Cypress Farm was previously categorized as a development farm but became commercially productive in the first quarter of 2016. A short term lease ending December 31, 2016 and covering the 2016 growing seasons was executed with a new tenant in the first quarter of 2016.  The lease provided the tenant an early termination option on the earlier of the harvesting of the 2016 spring crop or June 1, 2016.  The tenant did not exercise this early termination option and subsequent to a successful harvest of the spring crop is in the process of planting a second crop on the property for fall harvest.

Capital Expenditures

In connection with our development and redevelopment farms, as well as due to regular operating maintenance costs, capital expenditures during the six months ended June 30, 2016 were approximately $2.9 million before revenue offsets. We currently estimate approximately $3.9 million before revenue offsets in remaining capital expenditures, of which approximately $1.0 million is planned for the remainder of 2016, to complete our existing development projects on Roadrunner Ranch, Condor Ranch, Quail Run Vineyard, Grassy Island Groves, and Pintail Vineyards (but excluding Hawk Creek Ranch, which was sold on July 27, 2016), which include cultural costs incurred for crops that are producing, but not at commercially productive or leasable levels. Additionally, we currently estimate approximately $3.0 million before revenue offsets in remaining capital expenditures, of which approximately $1.2 million is planned for the remainder of 2016, for redevelopment and partial development projects on our Golden Eagle Ranch, Falcon Farms and Kingfisher Ranch.  Thereafter, we would expect our capital expenditures related to our development and redevelopment farms to decline as we are focusing on acquiring more crop producing farms and fewer development farms until more of our existing development projects are complete.

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

Crop Prices

Crop prices are impacted by a variety of factors, including, among others, global production and demand estimates, adverse weather conditions, crop disease in important global farming regions, changes in government regulations and policy, fluctuations in global wealth, currency fluctuations, changes in foreign trade and export markets, and military conflicts. Any of these factors may result in crop price volatility, which may either positively or negatively impact the value of our tenants’ crop yields. Prices for many commodity row crops, particularly corn, experienced significant declines in 2013 through the second quarter of 2016, but we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that those declines in prices for commodity row crops represent a correction to historical norms (adjusted for inflation) after a period of heightened prices stemming in part from the drought that impacted crop supply in the Midwest in 2012, and we believe that long-term growth trends in global population will result in increased prices for commodity row crops over time. Additionally, these declines in commodity row crop pricing have been offset by record crop production and strong permanent crop prices in other regions during certain periods in that time range. With respect to permanent crop prices, almonds and walnuts have declined from record high prices exhibited in 2013 through 2015 and are trading closer to historical averages.  Prices for other permanent crops such as citrus are currently trading above historical averages. While we anticipate prices for crops will generally increase over the long-term due to overarching global trends in population growth and declining supply of arable land, there may be future price variability for the reasons discussed above.

Seasonality

Our revenues are impacted by the seasonality of crop harvests and the timing of when revenue is recognized in connection with such harvests (which can be impacted by exogenous factors including, among others, weather, fluctuations in crop prices and the alternate-bearing nature of certain permanent crops, like pistachios and avocados), as the leases for our permanent crops have both fixed and participating components, with the participating component tied to a percentage of gross revenue generated by a crop yield or a share of the crop yield.

As June 30, 2016, we had eleven farms that were subject to participating leases, and we expect to use similar leasing structures in the future. Payments under such leases are made two to four times annually, with some payments being made in the year subsequent to the relevant harvest, which causes revenue to be concentrated unevenly in the fourth, first and second quarters of each year, varying in amount and timing from year to year. Pistachios, which are planted on Kingfisher Ranch, are generally harvested in the fall with crop sales (and thus the Company’s participating rents) typically occurring and being recognized in both the fourth quarter of the harvest year as well as into the following year. However, Kingfisher Ranch experienced a weak 2015 production yield and, accordingly, the tenant pursued insurance claims under its crop insurance policies which were settled in full in the fourth quarter of 2015 and resulted in the Company’s recognition of higher than otherwise expected participating revenues in 2015 for Kingfisher Ranch because in the event of a normal crop, a portion of the 2015 crop yield would have been recognized as 2016 participating revenues, but due to the insurance settlement, substantially all 2015 crop revenues were recognized in 2015.  The full insurance settlement recognition in 2015 resulted in no 2016 participating revenues at Kingfisher Ranch for the 2015 crop. In addition, our Golden Eagle Ranch generated strong participating revenues in 2015 due to the strength of the 2014 crop production as well as high almond prices throughout the majority of 2015 when the 2014 crop was sold by the tenant.  However, the 2015 crop at Golden Eagle Ranch was significantly lower than the 2014 crop due to poor weather-related growing conditions.  Lower 2015 farm production combined with a more recent decline in almond prices is expected to result in substantially lower participating rents from Golden Eagle Ranch in 2016 than were recorded in 2015, as occurred in the first half of 2016.

Golden Eagle Ranch is expected to earn the remaining participating rent pertaining to the 2015 crop during the third quarter of 2016, in an amount comparable to or greater than that earned during the second quarter of 2016.  For the full year 2016, the Company expects that approximately 75% of 2016 participating rent will be earned during the fourth quarter of 2016.  The Company’s vineyards, including Kimberly Vineyard and Quail Run Vineyard, are expected to generate substantially all of their participating rent from the 2016 crop season in the fourth quarter of 2016, due to the timing of wine grape harvests and recognition of sales given that the grapes are under contracts which set fixed prices.  The Company’s Blue Heron Farms (walnuts) and Kingfisher Ranch (pistachios) are expected to generate a material portion of their participating rents from the 2016 crop season in the fourth quarter of 2016, due to the timing of harvests and selling cycles for these commodities.  Finally, the Company’s Cheetah Ranch and Cougar Ranch, citrus farms recently acquired in the Sun Dial acquisition, are expected to produce substantially all of their 2016 participating rent from the 2015/2016 crop season in the fourth quarter of 2016, due to the timing of harvests and pooled sales process for the citrus crops grown on these properties.

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

Reportable Segments

We operate our business in four reportable segments: Permanent Crop, Specialty/Vegetable Row Crop, Commodity Row Crop and Development.

Permanent Crop Segment

As of June 30, 2016, our permanent crop segment consisted of our Kimberly Vineyard, Golden Eagle Ranch, Quail Run Vineyard, Blue Heron Farms, Falcon Farms, Kingfisher Ranch, Cougar Ranch, Cheetah Ranch, Puma Ranch and Lynx Ranch properties, with an aggregate of 5,428 tillable acres and 6,826 gross acres.  However, 77 acres of Quail Run Vineyard are currently subject to development. The leases for these farms terminate between 2016 and 2020.  Leases with the tenants on the first tranche of Kimberly Vineyard, Quail Run Vineyard and Falcon Farms are set to expire in 2016, and we expect to begin negotiating renewals for these properties in advance of their expiration. Farms in our permanent crop segment are generally subject to participating leases, under which a part or all of the rent is derived from participation in crop revenues or a share of the final crop, often with a fixed base rental amount, and which tend to have longer lease terms of three to five years.

Specialty/Vegetable Row Crop Segment

Subsequent to December 31, 2015, development of our Blue Cypress Farm property was completed, the property deemed mature, and we executed a 2016 crop season lease with a tenant.  Accordingly, the property was moved from the Development Segment to the Specialty/Vegetable Row Crop Segment during the first quarter of 2016.

As of June 30, 2016, our Specialty/Vegetable Row Crop segment consisted of our Sandpiper Ranch, Sweetwater Farm and Blue Cypress Farm properties, with an aggregate of 3,644 tillable acres and 4,502 gross acres. The leases for these farms terminate in 2016 and 2018. The leases with the tenants on our Sweetwater Farm and Blue Cypress Farm are set to expire in 2016, and we expect to begin negotiating renewals for these properties in advance of their expiration or later in 2016. Farms in our Specialty/Vegetable Row Crop segment are generally subject to fixed leases, with maturities of one to three years that typically include built-in annual escalators at a fixed dollar or percentage amount.

Commodity Row Crop Segment

As of June 30, 2016, our Commodity Row Crop segment consisted of our Pleasant Plains Farm, Macomb Farm, Kane County Farms and Tillar Farm, with an aggregate of 4,446 tillable acres and 4,726 gross acres. The leases for these farms terminate in 2016 and 2018. Leases with the tenants on Macomb Farm and Tillar Farm are set to expire in 2016, and we expect to begin negotiating renewals for these properties in advance of their expiration.  Farms in our Commodity Row Crop segment are generally subject to fixed leases, with maturities of one to three years that may include built-in annual escalators at a fixed dollar or percentage amount.

Development Segment

As of June 30, 2016, our Development segment consisted of our Roadrunner Ranch, Condor Ranch, Grassy Island Groves, Pintail Vineyards and Hawk Creek Ranch properties, with an aggregate of 1,461 tillable acres and 2,268 gross acres. Development farms for permanent crops generally will not generate lease income for periods of between four and seven years, depending on the crop, with certain permanent crop types, like pistachios, taking up to nine years. The current lease for Condor Ranch provides for all acreage, whether currently commercial, in transition or in development, to fold into the lease during the lease term.

As of June 30, 2016, four of these farms are expected to become mature and productive in the next three years, including 77 acres of Quail Run Vineyard that are currently subject to development, but which is not included in this segment as the majority of the farm is mature and crop producing.

Blue Cypress Farm completed development subsequent to December 31, 2015 and was deemed mature.  In the first quarter of 2016, we entered into a short term lease with a tenant covering the 2016 crop season, and we accordingly moved the property to the Specialty/Vegetable Row Crop Segment.

On July 27, 2016, we completed the sale of Hawk Creek Ranch, which was not expected to be under commercial lease until 2021, for a gross sales price of $11.25 million.

Critical Accounting Policies and Estimates

The most recent Form 10-K we filed with the SEC on March 30, 2016, in accordance with Rule 424(b) of the Securities Act of 1933, as amended, which is accessible on the SEC’s website at www.sec.gov, contains a description of our critical accounting policies, including use of estimates, investments in real estate, impairment, revenue recognition, purchase price allocation and income taxes. For the three months ended June 30, 2016, there were no significant changes to these policies.

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

Results of Operations

Comparison of the Three Months ended June 30, 2016 to the Three Months ended June 30, 2015

Consolidated Results

Our operating revenues for the periods presented were significantly impacted by acquisitions made during the first quarter of 2016 and the year ended December 31, 2015.  To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues for our same-property portfolio, which includes only farms (and the specific tranches of farms, in cases where multiple properties acquired at different times have been aggregated into one farm) owned by us for the entirety of both periods presented.  The same-property portfolio for the quarters ended June 30, 2016 and 2015 consisted of 17 farms, including: Kimberly Vineyard, Golden Eagle Ranch (first tranche), Quail Run Vineyard, Blue Heron Farms, Falcon Farms, Sweetwater Farm, Sandpiper Ranch, Blue Cypress Farm, Pleasant Plains Farm, Macomb Farm, Tillar Farm, Kane County Farms, Condor Ranch, Roadrunner Ranch, Grassy Island Groves, Hawk Creek Ranch, and Pintail Vineyards properties.

Excluded from the same-property portfolio for the three months ended June 30, 2016 and 2015 are: Golden Eagle Ranch (second tranche) and Kingfisher Ranch, each acquired during the third quarter of 2015, and Cougar Ranch, Cheetah Ranch, Puma Ranch and Lynx Ranch, each acquired during the first quarter of 2016 in connection with the Sun Dial acquisition.

For the segment analysis below, it should be noted that Blue Cypress Farm (while included in the Company-level same-property portfolio) has been excluded from the segment-level same-property portfolio for both the specialty/vegetable row crop segment and the development segment.  Blue Cypress Farm was reclassified from the development segment to the specialty/vegetable row crop segment in the first quarter of 2016 due to the completion of the development project and execution of a tenant lease.

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$2,294,702	$1,165,399	$1,129,303	96.9%
Same-property portfolio	1,274,363	1,165,399	108,964	9.3%
Participating rent	555,329	1,507,503	(952,174)	-63.2%
Same-property portfolio	555,329	1,507,503	(952,174)	-63.2%
Recovery of real estate taxes	223,878	114,368	109,510	95.8%
Same-property portfolio	120,432	114,368	6,064	5.3%
Other income	3,750	23,750	(20,000)	-84.2%
Same-property portfolio	3,750	23,750	(20,000)	-84.2%
Total operating revenues	3,077,659	2,811,020	266,639	9.5%
Same-property portfolio	1,953,874	2,811,020	(857,146)	-30.5%
OPERATING EXPENSES:
Depreciation	1,109,141	449,314	659,827	146.9%
Same-property portfolio	573,211	449,314	123,897	27.6%
Management and performance fees-related party(1)	—	1,335,651	(1,335,651)	-100.0%
Property operating expenses	586,758	364,172	222,586	61.1%
Same-property portfolio	436,178	364,172	72,006	19.8%
Due diligence costs on non-consummated transactions	—	—	—	-
Professional fees	450,320	135,130	315,190	233.2%
Sub-advisory fees	800,061	—	800,061	100.0%
General and administrative expenses	1,084,835	81,700	1,003,135	1227.8%
Total operating expenses	4,031,115	2,365,967	1,665,148	70.4%
OPERATING (LOSS) INCOME	(953,456)	445,053	(1,398,509)	-314.2%
Interest income	(807)	(352)	(455)	129.3%
Interest expense and financing costs	444,985	117,630	327,355	278.3%
Total other expense	444,178	117,278	326,900	278.7%
(LOSS) INCOME BEFORE LOSS ON SALE OF ASSETS	(1,397,634)	327,775	(1,725,409)	-526.4%
Loss on sale of assets	—	—	—	-
(LOSS) INCOME BEFORE INCOME TAXES	(1,397,634)	327,775	(1,725,409)	-526.4%
Income tax provision	107,694	—	107,694	100.0%
NET (LOSS) INCOME	(1,505,328)	327,775	(1,833,103)	-559.3%
Less net (loss) income attributable to non-controlling interests	(226,316)	133,981	(360,297)	-268.9%
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(1,279,012)	$193,794	$(1,472,806)	-760.0%

(1)

Performance fees refer to components of the compensation payable to AFA as our external manager pursuant to the terms of our Operating Partnership’s agreement of limited partnership. Following the Internalization Transaction on October 23, 2015, payment of these amounts ceased.

Total Operating Revenues

Total operating revenues increased $266,639, or 9.5%, from $2,811,020 for the three months ended June 30, 2015 to $3,077,659 for the three months ended June 30, 2016.  This increase was primarily due to $1,129,302 of higher fixed rent driven by new leases at acquired properties ($1,020,340), higher recovery of real estate taxes in the amount of $109,510 driven by new leases at acquired properties ($103,446), largely offset by $952,174 of lower participating rent due solely to lower participating rent from Golden Eagle Ranch (first tranche).  As previously disclosed by the Company, the 2015 crop yield at Golden Eagle Ranch (first tranche) was significantly lower than the 2014 crop yield, and combined with lower commodity prices for almonds realized in the sale of the 2015 crop during the second quarter of 2016, resulted in a significant decrease in the gross revenues earned from the farm for the 2015 crop and our participating rent component of such revenues recorded in the second quarter of 2016.

Total operating revenues for our same-property portfolio decreased $857,146, or 30.5%, from $2,811,020 for the three months ended June 30, 2015 to $1,953,874 for the three months ended June 30, 2016, due primarily to $952,174 of lower participating rent from Golden Eagle Ranch (first tranche) as noted above, somewhat offset by higher fixed rent in the amount of $108,964, driven by higher fixed rent at Blue Cypress Farm (for which a first new lease was executed during the first quarter of 2016) and higher fixed rent at Grassy Island Groves (from increased direct operations revenues), somewhat offset by decreases in fixed rent at Golden Eagle Ranch (first tranche) and Quail Run Vineyard in the permanent crop segment and Kane County Farms and Pleasant Plains Farm in the commodity row crop segment.

Fixed rent increased $1,129,303, or 96.9%, from $1,165,399 for the three months ended June 30, 2015 to $2,294,702 for the three months ended June 30, 2016.  The increase was primarily due to fixed rent from new leases at acquired farms ($1,020,340), including Kingfisher Ranch, Golden Eagle Ranch (second tranche), Puma Ranch, Cheetah Ranch, Cougar Ranch and Lynx Ranch, and from a net increase of $108,964 at same-property portfolio farms.  Fixed rent for Puma Ranch, Cheetah Ranch, Cougar Ranch and Lynx Ranch was received in cash during the first quarter of 2016 that related to the beginning of the relevant crop year on each of these properties which was prior to the effective date of the respective leases.  The cash received prior to the effective date will be straight-lined to operating revenues over the terms of the leases (four to five years), and the resulting unearned portion at June 30, 2016 in the amount of $1,274,081 is included in “Unearned rent” on the consolidated balance sheet as of that date.   The remaining balance of the unearned rent at June 30, 2016 relates to rental payments received in advance in the normal course of business from leases that require annual, semi-annual or quarterly payments, as the case may be.

Fixed rent for our same-property portfolio increased by $108,964, or 9.3%, from $1,165,399 for the three months ended June 30, 2015 to $1,274,363 for the three months ended June 30, 2016, driven by increases at Blue Cypress Farms ($76,994) due to a new lease executed in the first quarter of 2016, Grassy Island Groves ($75,897) due to increased direct operations revenues, and Condor Ranch ($19,105), somewhat offset by decreases at Golden Eagle Ranch (first tranche) and Quail Run Vineyard in the permanent crop segment ($34,721) and Kane County Farms and Pleasant Plains Farm in the commodity row crop segment ($29,829).

Participating rent (including for the same-property portfolio) decreased $952,174, or 63.2%, from $1,507,503 for the three months ended June 30, 2015 to $555,329 for the three months ended June 30, 2016. This decrease was driven by lower participating rent from Golden Eagle Ranch (first tranche) due to the reasons discussed above.

Recovery of real estate taxes increased $109,510, or 95.8%, from $114,368 for the three months ended June 30, 2015 to $223,878 for the three months ended June 30, 2016.  This increase was primarily due to the real estate taxes incurred and recovered at acquired properties ($103,446).  Recovery of real estate taxes at same-property portfolio farms increased $6,064, or 5.3%, from $114,368 for the three months ended June 30, 2015 to $120,432 for the three months ended June 30, 2016, due in part to an increase in real estate taxes paid by us and recovered from the tenant at Condor Ranch.

Other income decreased by $20,000, or 84.2%, from $23,750 for the three months ended June 30, 2015 to $3,750 for the three months ended June 30, 2016.  The decrease was due to income earned at Falcon Farms in the second quarter of 2015 related to the sale of soil materials removed from the property, which was not earned in the second quarter of 2016, but rather was earned in the first quarter of 2016.

Total Operating Expenses

Total operating expenses increased by $1,665,148, or 70.4%, from $2,365,967 for the three months ended June 30, 2015 to $4,031,115 for the three months ended June 30, 2016.

Depreciation expense increased by $659,827 as compared to the prior year comparable quarter, due primarily to the depreciation from acquisitions made in the third quarter of 2015 ($137,481) and the first quarter of 2016 ($398,300), as well as higher depreciation from Condor Ranch ($56,349), Hawk Creek Ranch ($10,917) and Blue Cypress Farm ($45,931).

Management and performance fees-related party ceased following the Internalization Transaction and decreased by $1,335,651 as compared to the prior year comparable quarter.  Following the Internalization Transaction, the Company directly incurs the costs associated with retaining its own employees, and the costs associated with the transitional services agreement with Optima Fund Management LLC, under which the Company is provided certain accounting, information technology, human resources and facilities services, among others.

Property operating expenses increased by $222,586 as compared to the prior year comparable quarter, driven largely by the operating costs of properties acquired during the third quarter of 2015 ($40,555) and the first quarter of 2016 ($110,025), as well as higher property operating expenses at same-property portfolio farms which increased by $72,006 or 19.8% as compared to the prior year comparable quarter due largely to higher expenses in the development segment at Grassy Island Groves and Condor Ranch offset somewhat by lower expenses in the permanent crop segment, each as further discussed below.

Professional fees increased by $315,190 to $450,320 for the second quarter of 2016 as compared to $135,130 in the prior year comparable quarter, and related primarily to higher professional legal and accounting fees incurred as a public company in general, and $188,962 related to the ongoing strategic alternatives review process.

Sub-advisory fees increased by $800,061 as compared to the prior year comparable quarter, which had no such expenses, and represent the fees paid to the Company’s Agricultural Sub-Adviser under the Amended and Restated Sub-Advisory Agreement, which took effect upon the consummation of the Offering.  The fees are determined based on a percentage of the appraised value of gross real estate assets under management.  The expense incurred during the second quarter of 2016 also included $104,020 pertaining to the initial public offering capital compensation fee which was settled during the quarter (see Note 7 Related Party Transactions of the Notes to Consolidated Financial Statements for more detail).

Lastly, general and administrative expenses increased by $1,003,135 to $1,084,835 as compared to $81,700 in the prior year comparable quarter.  The increase was primarily driven by compensation expense ($610,559), costs that were not incurred in the prior year period, as well as higher directors’ fees ($126,187) and insurance expenses ($94,773) than those incurred during the prior year comparable period reflecting the costs of operating as a public company.  Following the Internalization Transaction, the Company incurs costs associated with retaining its own employees, costs associated with the transitional services agreement with Optima Fund Management LLC discussed above, and other incremental costs associated with being a public company, including maintaining a public company board of directors, directors and officers insurance, listing fees and printing fees.

Total Other Expense

Total other expense increased by $326,900, or 278.7%, from $117,278 for the three months ended June 30, 2015 to $444,178 for the three months ended June 30, 2016. The increase in total other expense is due to higher interest paid on our credit facilities due to the higher average balances outstanding under our credit facilities in the second quarter of 2016 as compared to the second quarter of 2015, higher amortization of deferred financing fees associated with the origination of the credit facilities during 2015, and interest incurred on the Legacy Performance Fee payable to Agricultural Sub-Adviser.

Permanent Crop Segment

Our permanent crop segment operating revenues for the periods presented were impacted by acquisitions made during the first quarter of 2016 and the year ended December 31, 2015. To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Kimberly Vineyard, Golden Eagle Ranch (first tranche), Quail Run Vineyard, Blue Heron Farms and Falcon Farms, permanent crop properties owned by us for the entirety of both periods presented.  Properties excluded from the same-property portfolio for the periods ended June 30, 2016 and 2015 are: Golden Eagle Ranch (second tranche) and Kingfisher Ranch, each acquired during the third quarter of 2015, and Cougar Ranch, Cheetah Ranch, Puma Ranch and Lynx Ranch, each acquired during the first quarter of 2016.

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$1,532,309	$550,390	$981,919	178.4%
Same-property portfolio	511,970	550,390	(38,420)	(7.0)%
Participating rent	555,329	1,507,503	(952,174)	(63.2)%
Same-property portfolio	555,329	1,507,503	(952,174)	(63.2)%
Recovery of real estate taxes	194,256	87,669	106,587	121.6%
Same-property portfolio	90,810	87,669	3,141	3.6%
Other income	—	20,000	(20,000)	100.0%
Same-property portfolio	—	20,000	(20,000)	100.0%
Total operating revenues	2,281,894	2,165,562	116,332	5.4%
Same-property portfolio	1,158,109	2,165,562	(1,007,453)	(46.5)%
OPERATING EXPENSES:
Depreciation	911,343	366,436	544,907	148.7%
Same-property portfolio	375,562	366,436	9,126	2.5%
Property operating expenses	330,661	229,797	100,864	43.9%
Same-property portfolio	180,081	229,797	(49,716)	(21.6)%
Professional fees	8,834	963	7,871	817.3%
Total operating expenses	1,250,838	597,196	653,642	109.5%
OPERATING INCOME	$1,031,056	$1,568,366	$(537,310)	(34.3)%

Total Operating Revenues

Total operating revenues for our permanent crop segment increased $116,332, or 5.4%, from $2,165,562 for the three months ended June 30, 2015 to $2,281,894 for the three months ended June 30, 2016, which increase was principally due to an increase in fixed rent of $981,919 driven primarily by new leases at acquired properties, an increase in recovery of real estate taxes from tenants of $106,587 commensurate with the increase in real estate taxes incurred due primarily to acquired properties, largely offset by a decrease in participating rent of $952,174 due solely to lower participating rent at Golden Eagle Ranch (first tranche).  Total operating revenues for our same-property permanent crop portfolio decreased $1,007,453, or 46.5%, from $2,165,562 for the three months ended June 30, 2015 to $1,158,109 for the three months ended June 30, 2016, due primarily to lower participating rent of $952,174 due to lower participating rent at Golden Eagle Ranch (first tranche) as described above, lower fixed rent of $38,420 primarily due to Golden Eagle Ranch (first tranche) and Quail Run Vineyard, and lower other income in the amount of $20,000 which was earned at Falcon Farms in the second quarter of 2015 from the sale of soil removed from the property, but was earned in the first quarter of 2016.

Fixed rent for our permanent crop segment increased $981,919, or 178.4%, from $550,390 for the three months ended June 30, 2015 to $1,532,309 for the three months ended June 30, 2016. The increase was due to higher fixed rent from acquired properties ($1,020,340), slightly offset by lower fixed rent from Golden Eagle Ranch (first tranche) and Quail Run Vineyard ($34,721).  Fixed rent for our same-property permanent crop portfolio decreased $38,420, or 7.0%, from $550,390 for the three months ended June 30, 2015 to $511,970 for the three months ended June 30, 2016, due to lower fixed rents from Golden Eagle Ranch (first tranche) due to decreased acreage as certain acres were removed to be redeveloped due to their age and Quail Run Vineyard as certain acreage was folded into the participating lease with the existing tenant, which provides for a lower fixed base rent than the previous fixed lease that governed such acreage plus the potential for additional participation above a threshold.

Participating rent for our permanent crop segment (which is the same for our same-property portfolio) decreased $952,174, or 63.2%, from $1,507,503 for the three months ended June 30, 2015 to $555,329 for the three months ended June 30, 2016. This decrease was due solely to a $952,174 decrease in participating rent from Golden Eagle Ranch (first tranche), which as previously disclosed by the Company had a weak 2015 crop yield, which combined with lower almond commodity pricing, resulted in a substantial decrease in participating rents for 2016 related to the 2015 crop production.

Recovery of real estate taxes for our permanent crop segment increased $106,587, or 121.6%, from $87,669 for the three months ended June 30, 2015 to $194,256 for the three months ended June 30, 2016. This increase is due primarily to the higher real estate tax recovery associated with acquired farms, which increase in recovery is commensurate with the higher real estate taxes incurred from ownership of these acquired farms.  Recovery of real estate taxes for our permanent crop segment same-property portfolio was $90,810 for the quarter ended June 30, 2016, essentially unchanged as compared to the same quarter in the prior year.

Other income for our permanent crop segment was $0 for the quarter ended June 30, 2016 as compared to $20,000 for the same quarter in the prior year.  The income in the prior year period was earned at Falcon Farms and related to the sale of soil removed from the property.

Total Operating Expenses

Total operating expenses for our permanent crop segment increased $653,642, or 109.5%, from $597,196 for the three months ended June 30, 2015 to $1,250,838 for the three months ended June 30, 2016. The increase was primarily due to higher depreciation of $544,907 due primarily to depreciation from acquired farms ($535,781) and from higher property operating expenses of $100,864 due to increased operating expenses associated with acquired farms ($150,580) partially offset by lower property operating expenses at Golden Eagle Ranch (first tranche) in the amount of $37,889 due primarily to lower management fees incurred commensurate with the lower revenues from the farm.  Depreciation expense at our same-property portfolio permanent crop properties was largely unchanged period to period, and property operating expenses at our same-property portfolio permanent crop properties were lower by $49,716 largely due to the lower management fees at Golden Eagle Ranch (first tranche) as noted above.

Specialty/Vegetable Row Crop Segment

Our specialty/vegetable row crop segment operating revenues for the periods presented were impacted by the reclassification of Blue Cypress Farm from the development segment to the specialty/vegetable row crop segment during the first quarter of 2016, due to the completion of the development project and execution of a tenant lease for the property during the first quarter of 2016. To highlight the effect of changes due to the reclassification, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Sweetwater Farm and Sandpiper Ranch, properties categorized as specialty/vegetable row crop farms for the entirety of both periods presented. Blue Cypress Farm is excluded from the specialty/vegetable row crop segment same-property portfolio for the periods ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$274,935	$192,725	$82,210	42.7%
Same-property portfolio	197,942	192,725	5,217	2.7%
Recovery of real estate taxes	23,613	23,109	504	2.2%
Same-property portfolio	23,613	23,109	504	2.2%
Other income	3,750	3,750	—	—
Same-property portfolio	3,750	3,750	—	—
Total operating revenues	302,298	219,584	82,714	37.7%
Same-property portfolio	225,305	219,584	5,721	2.6%
OPERATING EXPENSES:
Depreciation	78,310	23,597	54,713	231.9%
Same-property portfolio	25,012	23,597	1,415	6.0%
Property operating expenses	57,078	40,558	16,520	40.7%
Same-property portfolio	42,781	40,558	2,223	5.5%
Professional fees	5,310	442	4,868	1101.4%
Total operating expenses	140,698	64,597	76,101	117.8%
OPERATING INCOME	$161,600	$154,987	$6,613	4.3%

Total Operating Revenues

Total operating revenues for our specialty/vegetable row crop segment increased $82,714, or 37.7%, from $219,584 for the three months ended June 30, 2015 to $302,298 for the three months ended June 30, 2016, which increase is primarily due to higher fixed rent from Blue Cypress Farm due to the execution of a new tenant lease for the 2016 crop season ($76,993) and higher fixed rent from Sandpiper Ranch ($5,217) from a renewed lease. Total operating revenues for our same-property specialty/vegetable row crop portfolio increased $5,721, or 2.6%, from $219,584 for the three months ended June 30, 2015 to $225,305 for the three months ended June 30, 2016, due primarily to $5,217 of higher fixed rent from Sandpiper Ranch as described above.

Fixed rent for our specialty/vegetable row crop segment increased $82,210, or 42.7%, from $192,725 for the three months ended June 30, 2015 to $274,935 for the three months ended June 30, 2016. The increase was due to higher fixed rent from Blue Cypress Farm due to the execution of a new tenant lease and to Sandpiper Ranch where a lease renewal was executed during 2015 at a higher fixed rent than the previous lease. Fixed rent for our same-property specialty/vegetable row crop portfolio increased $5,217, or 2.7%, from $192,725 for the three months ended June 30, 2015 to $197,942 for the three months ended June 30, 2016, due to higher fixed rent from Sandpiper Ranch as discussed above.

Recovery of real estate taxes increased $504, or 2.2%, from $23,109 for the three months ended June 30, 2015 to $23,613 for the three months ended June 30, 2016. The increase was attributable to the higher real estate taxes we were required to pay on our Sandpiper Ranch property and, hence, the higher amount for which our tenant was required to reimburse us.

Other income was $3,750 for the three months ended June 30, 2016, unchanged from the prior year comparable period, and related to income derived from water rights and excess usage of the well on our Sandpiper Ranch property.

Total Operating Expenses

Total operating expenses for our specialty/vegetable row crop segment increased $76,101, or 117.8%, from $64,597 for the three months ended June 30, 2015 to $140,698 for the three months ended June 30, 2016. The increase was primarily due to $54,713 of higher depreciation which was primarily due to the reclassification of Blue Cypress Farm to the specialty/vegetable row crop segment ($45,931) and commencement of depreciation on the assets of this farm, and higher property operating expenses of $16,520 also primarily due to the reclassification of Blue Cypress Farm to this segment ($14,077).  Depreciation expense and property operating expenses at our same-property portfolio specialty/vegetable row crop properties were largely unchanged period to period.  Professional fees increased $4,868 from period to period and were incurred at Blue Cypress Farm.

Commodity Row Crop Segment

We owned all of our commodity row crop farms (Pleasant Plains Farm, Macomb Farm, Tillar Farm and Kane County Farms) for the entirety of the three months ended June 30, 2016 and June 30, 2015.

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$368,856	$398,685	$(29,829)	(7.5)%
Other income	—	—	—	—
Total operating revenues	368,856	398,685	(29,829)	(7.5)%
OPERATING EXPENSES:
Depreciation	926	767	159	20.7%
Property operating expenses	49,779	71,012	(21,233)	(29.9)%
Total operating expenses	50,705	71,779	(21,074)	(29.4)%
OPERATING INCOME	$318,151	$326,906	$(8,755)	(2.7)%

Total Operating Revenues

Total operating revenues for our commodity row crop segment decreased $29,829, or 7.5%, from $398,685 for the three months ended June 30, 2015 to $368,856 for the three months ended June 30, 2016, due to lower fixed rent at Kane County Farms ($22,591) and Pleasant Plains Farm ($7,238).  Lease renewals were executed during 2015 with the tenants at Kane County Farms and Pleasant Plains Farm at lower fixed rent payments, reflecting the weakened leasing conditions in the commodity row crop category following the decline in commodity row crop prices over the last several years.  A lease renewal was also executed during 2015 with the tenant at Tillar Farm at the same fixed rent as the previous lease.

Total Operating Expenses

Total operating expenses for our commodity row crop segment decreased $21,074, or 29.4%, from $71,779 for the three months ended June 30, 2015 to $50,705 for the three months ended June 30, 2016. The decrease is primarily due to lower property operating expenses in the amount of $21,233 primarily due to lower real estate taxes ($18,556).

Development Segment

Our development segment operating results for the periods presented were impacted by the reclassification of Blue Cypress Farm from the development segment to the specialty/vegetable row crop segment effective for the quarter ended March 31, 2016, due to the completion of the development project and execution of a tenant lease for the property during the first quarter of 2016. To highlight the effect of changes due to the reclassification, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Roadrunner Ranch, Hawk Creek Ranch, Pintail Vineyards, Grassy Island Groves, and Condor Ranch, properties categorized as development farms for the entirety of both periods presented. Blue Cypress Farm is excluded from the development segment same-property portfolio for the periods ended June 30, 2016 and 2015, but is included in the segment results shown below for the quarter ended June 30, 2015.

Our development segment operating revenues are generated from Condor Ranch and Grassy Island Groves on the portion of the properties that is not under development. We derived no revenues from our other properties under development including Roadrunner Ranch, Hawk Creek Ranch and Pintail Vineyards in the second quarter of 2016 (and including Blue Cypress in the second quarter of 2015).

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$118,602	$23,599	$95,003	402.6%
Same-property portfolio	118,602	23,599	95,003	402.6%
Participating rent	—	—	—	-
Same-property portfolio	—	—	—	-
Recovery of real estate taxes	6,009	3,590	2,419	67.4%
Same-property portfolio	6,009	3,590	2,419	67.4%
Total operating revenues	124,611	27,189	97,422	358.3%
Same-property portfolio	124,611	27,189	97,422	358.3%
OPERATING EXPENSES:
Depreciation	118,413	58,514	59,899	102.4%
Same-property portfolio	118,413	51,147	67,266	131.5%
Property operating expenses	149,240	22,805	126,435	554.4%
Same-property portfolio	149,240	22,586	126,654	560.8%
Professional fees	218	2,032	(1,814)	(89.3)%
Total operating expenses	267,871	83,351	184,520	221.4%
OPERATING LOSS	$(143,260)	$(56,162)	$(87,098)	155.1%

Total Operating Revenues

Total operating revenues for our development segment (including for the same-property portfolio) increased $97,422, or 358.3%, from $27,189 for the three months ended June 30, 2015 to $124,611 for the three months ended June 30, 2016, which increase was primarily due to $95,003 of higher fixed rent, due to higher fixed rent from Grassy Island Groves ($75,897) due to increased production from the directly-operated portion of the property as well as higher fixed rent from Condor Ranch ($19,105) due to additional acreage and higher fixed rent under the renewed lease, and from $2,419 of higher recovery of real estate taxes at Condor Ranch.  No operating revenues were earned at Blue Cypress Farm in the second quarter of 2015.

Fixed rent (including for the same-property portfolio) increased $95,003, or 402.6%, from $23,599 for the three months ended June 30, 2015 to $118,602 for the three months ended June 30, 2016, due to the reasons discussed above.  The revenues recorded at Grassy Island Groves, categorized as fixed rent, relate to income generated from direct operations for the mature acres of the property.

Recovery of real estate taxes for our development segment (including for the same-property portfolio) increased $2,419, or 67.4%, from $3,590 for the three months ended June 30, 2015 to $6,009 for the three months ended June 30, 2016. This increase was directly related to higher real estate taxes we paid on the Condor Ranch property, which is recovered from the tenant.

Total Operating Expenses

Total operating expenses for our development segment increased $184,520, or 221.4%, from $83,351 for the three months ended June 30, 2015 to $267,871 for the three months ended June 30, 2016.  The increase was driven primarily by $126,435 of higher property operating expenses primarily due to higher direct operating costs at Grassy Island Groves ($81,027) and higher property operating expenses at Condor Ranch ($46,116 and primarily due to increased repairs and maintenance).  Higher depreciation in the amount of $59,899 also contributed to the increase in total operating expenses and was due to higher depreciation at Condor Ranch ($56,349) and Hawk Creek Ranch ($10,917), offset by the $7,367 of depreciation incurred in the second quarter of 2015 associated with Blue Cypress Farm which was not incurred in the development segment in the second quarter of 2016.  Depreciation expense for our same-property portfolio development segment increased $67,266 due to higher depreciation at Condor Ranch and Hawk Creek Ranch as described above.

Comparison of the Six Months ended June 30, 2016 to the Six Months ended June 30, 2015

Consolidated Results

Our operating revenues for the periods presented were significantly impacted by acquisitions made during the first quarter of 2016 and the year ended December 31, 2015.  To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues for our same-property portfolio, which includes only farms (and the specific tranches of farms, in cases where multiple properties acquired at different times have been aggregated into one farm) owned by us for the entirety of both periods presented.  The same-property portfolio for the six months ended June 30, 2016 and 2015 consisted of 17 farms, including: Kimberly Vineyard, Golden Eagle Ranch (first tranche), Quail Run Vineyard, Blue Heron Farms, Falcon Farms, Sweetwater Farm, Sandpiper Ranch, Blue Cypress Farm, Pleasant Plains Farm, Macomb Farm, Tillar Farm, Kane County Farms, Condor Ranch, Roadrunner Ranch, Grassy Island Groves, Hawk Creek Ranch, and Pintail Vineyards properties.

Excluded from the Company’s same-property portfolio for the six months ended June 30, 2016 and 2015 are: Golden Eagle Ranch (second tranche) and Kingfisher Ranch, each acquired during the third quarter of 2015, and Cougar Ranch, Cheetah Ranch, Puma Ranch and Lynx Ranch, each acquired during the first quarter of 2016 in connection with the Sun Dial acquisition.

For the segment analysis below, it should be noted that Blue Cypress Farm (while included in the Company-level same-property portfolio) has been excluded from the segment-level same-property portfolio for both the specialty/vegetable row crop segment and the development segment.  Blue Cypress Farm was reclassified from the development segment to the specialty/vegetable row crop segment in the first quarter of 2016 due to the completion of the development project and execution of a tenant lease.

	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$4,376,534	$2,536,293	$1,840,241	72.6%
Same-property portfolio	2,540,682	2,536,293	4,389	0.2%
Participating rent	692,117	2,329,564	(1,637,447)	-70.3%
Same-property portfolio	692,117	2,329,564	(1,637,447)	-70.3%
Recovery of real estate taxes	407,350	230,759	176,591	76.5%
Same-property portfolio	240,864	230,759	10,105	4.4%
Other income	27,500	41,800	(14,300)	-34.2%
Same-property portfolio	27,500	41,800	(14,300)	-34.2%
Total operating revenues	5,503,501	5,138,416	365,085	7.1%
Same-property portfolio	3,501,163	5,138,416	(1,637,253)	-31.9%
OPERATING EXPENSES:
Depreciation	2,063,972	893,294	1,170,678	131.1%
Same-property portfolio	1,128,907	893,294	235,613	26.4%
Management and performance fees-related party(1)	—	2,024,796	(2,024,796)	-100.0%
Property operating expenses	1,171,866	804,414	367,452	45.7%
Same-property portfolio	868,826	804,414	64,412	8.0%
Due diligence costs on non-consummated transactions	136,862	—	136,862	100.0%
Professional fees	844,569	234,311	610,258	260.4%
Sub-advisory fees	1,446,133	—	1,446,133	100.0%
General and administrative expenses	2,694,240	146,715	2,547,525	1736.4%
Total operating expenses	8,357,642	4,103,530	4,254,112	103.7%
OPERATING (LOSS) INCOME	(2,854,141)	1,034,886	(3,889,027)	-375.8%
Interest income	(1,679)	(898)	(781)	87.0%
Interest expense and financing costs	817,583	213,490	604,093	283.0%
Total other expense	815,904	212,592	603,312	283.8%
(LOSS) INCOME BEFORE LOSS ON SALE OF ASSETS	(3,670,045)	822,294	(4,492,339)	-546.3%
Loss on sale of assets	(7,258)	—	(7,258)	-100.0%
(LOSS) INCOME BEFORE INCOME TAXES	(3,677,303)	822,294	(4,499,597)	-547.2%
Income tax provision	141,747	79,832	61,915	77.6%
NET (LOSS) INCOME	(3,819,050)	742,462	(4,561,512)	-614.4%
Less net (loss) income attributable to non-controlling interests	(595,838)	262,738	(858,576)	-326.8%
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(3,223,212)	$479,724	$(3,702,936)	-771.9%

(1)

Performance fees refer to components of the compensation payable to AFA as our external manager pursuant to the terms of our Operating Partnership’s agreement of limited partnership. Following the Internalization Transaction on October 23, 2015, payment of these amounts ceased.

Total Operating Revenues

Total operating revenues increased $365,085, or 7.1%, from $5,138,416 for the six months ended June 30, 2015 to $5,503,501 for the six months ended June 30, 2016.  This increase was primarily due to $1,840,241 of higher fixed rent driven largely by new leases at acquired properties, higher recovery of real estate taxes in the amount of $176,591 driven by new leases at acquired properties, largely offset by $1,637,447 of lower participating rent due to lower participating rent from Golden Eagle Ranch (first tranche).  As previously disclosed by the Company, the 2015 crop yield at Golden Eagle Ranch (first tranche) was significantly lower than the 2014 crop yield, and combined with lower commodity prices for almonds realized in the sale of the 2015 crop during the first half of 2016, resulted in a significant decrease in the gross revenues earned from the farm for the 2015 crop and our participating rent component of such revenues recorded in the first half of 2016.

Total operating revenues for our same-property portfolio decreased $1,637,253, or 31.9%, from $5,138,416 for the six months ended June 30, 2015 to $3,501,163 for the six months ended June 30, 2016, due primarily to $1,637,447 of lower participating rent, primarily due to Golden Eagle Ranch (first tranche) as noted above, which decreased by $1,684,397 period to period.  Additionally, a small $4,389 increase in same-property portfolio fixed rent and $10,105 of higher recovery of real estate taxes was offset by $14,300 of lower other income.

Fixed rent increased $1,840,241, or 72.6%, from $2,536,293 for the six months ended June 30, 2015 to $4,376,534 for the six months ended June 30, 2016.  The increase was primarily due to fixed rent from new leases at acquired farms ($1,835,852), including Kingfisher Ranch, Golden Eagle Ranch (second tranche), Puma Ranch, Cheetah Ranch, Cougar Ranch and Lynx Ranch, as well as a net increase of $4,389 at same-property portfolio farms.  Fixed rent for Puma Ranch, Cheetah Ranch, Cougar Ranch and Lynx Ranch was received in cash during the first quarter of 2016 that related to the beginning of the relevant crop year on each of these properties, which crop year commencement was prior to the effective date of the respective leases.  The cash received prior to the effective date is being straight-lined to operating revenues over the terms of the leases (four to five years), and the resulting unearned portion at June 30, 2016 in the amount of $1,274,081 is included in “Unearned rent” on the consolidated balance sheet as of that date.   The remaining balance of the unearned rent at June 30, 2016 relates to rental payments received in advance in the normal course of business from leases that require annual, semi-annual or quarterly payments, as the case may be.

Fixed rent for our same-property portfolio increased by $4,389, or 0.2%, from $2,536,293 for the six months ended June 30, 2015 to $2,540,682 for the six months ended June 30, 2016, driven by increases at Sandpiper Ranch ($10,434) and Blue Cypress Farm ($106,013 and for which a new lease was executed in the first quarter of 2016) in the specialty/vegetable row crop segment, and increases at Condor Ranch and Grassy Island Groves ($51,534) in the development segment, largely offset by decreases at Golden Eagle Ranch (first tranche) and Quail Run Vineyard in the permanent crop segment ($98,948), and Kane County Farms and Pleasant Plains Farm in the commodity row crop segment ($59,668).

Participating rent (including for the same-property portfolio) decreased $1,637,447, or 70.3%, from $2,329,564 for the six months ended June 30, 2015 to $692,117 for the six months ended June 30, 2016. This decrease was driven by lower participating rent from Golden Eagle Ranch (first tranche) in the amount of $1,684,397 due to the reasons discussed above, lower participating rent at Quail Run Vineyard ($91,760), partially offset by higher participating rent from Falcon Farms ($136,767).

Recovery of real estate taxes increased by $176,591, or 76.5%, from $230,759 for the six months ended June 30, 2015 to $407,350 for the six months ended June 30, 2016.  This increase was primarily due to the real estate taxes incurred and recovered at acquired properties ($166,485), and higher real estate taxes incurred and recovered from the tenant at Blue Heron Farms ($10,200).  Recovery of real estate taxes at same-property portfolio farms increased $10,105, or 4.4%, from $230,759 for the six months ended June 30, 2015 to $240,864 for the six months ended June 30, 2016, due largely to the increase at Blue Heron Farms discussed above.

Other income decreased $14,300 or 34.2%, from $41,800 for the six months ended June 30, 2015 to $27,500 for the six months ended June 30, 2016.  The decrease was due to $14,000 of lower other income earned at Sandpiper Ranch related to the sale of water rights on the property.

Total Operating Expenses

Total operating expenses increased $4,254,112, or 103.7%, from $4,103,530 for the six months ended June 30, 2015 to $8,357,642 for the six months ended June 30, 2016.

Depreciation expense increased by $1,170,678 as compared to the prior year comparable period, due primarily to the depreciation from acquisitions made in the third quarter of 2015 ($270,933) and the first quarter of 2016 ($663,834), as well as higher depreciation from Condor Ranch ($113,004), Hawk Creek Ranch ($24,866), Blue Cypress Farm ($76,552), and Blue Heron Farms ($22,605).

Management and performance fees-related party ceased following the Internalization Transaction on October 23, 2015 and decreased by $2,024,796 as compared to the prior year comparable period.  Following the Internalization Transaction, the Company directly incurs the costs associated with retaining its own employees, and the costs associated with the transitional services agreement with Optima Fund Management LLC, under which the Company is provided certain accounting, information technology, human resources and facilities services, among others.

Property operating expenses increased by $367,452 as compared to the prior year comparable period, driven largely by the operating costs of properties acquired during the third quarter of 2015 ($61,366) and the first quarter of 2016 ($241,674), as well as by higher property operating expenses at same-property portfolio farms which increased by $64,412, or 8.0%, over the prior year comparable period, driven by increases at Grassy Island Groves (due to increased direct operations activity) and Condor Ranch (due to higher repairs and maintenance expenses) offset somewhat by lower expense at Golden Eagle Ranch (first tranche) (due to lower management fees as a result of lower revenues earned at the property).

Due diligence costs on non-consummated transactions increased by $136,862 as compared to the prior year comparable period, which had no such expenses, and related to expenses incurred in the first quarter of 2016 in evaluating certain farms for acquisition which were subsequently not acquired.

Professional fees increased by $610,258 to $844,569 for the first six months of 2016 as compared to $234,311 in the prior year comparable period, and related primarily to higher professional legal and accounting fees incurred as a public company in general, and $188,962 related to the ongoing strategic alternatives review process.

Sub-advisory fees increased by $1,446,133 as compared to the prior year comparable period, which had no such expenses, and represent the fees paid to the Company’s Agricultural Sub-Adviser under the amended agreement with the Agricultural Sub-Adviser, which took effect upon the consummation of the Offering.  The fees are determined based on a percentage of the appraised value of gross real estate assets under management.  This expense includes $104,020 pertaining to the initial public offering capital compensation fee which was settled between us and our Agricultural Sub-Advisor during the second quarter of 2016 (see Note 7 Related Party Transactions of the Notes to Consolidated Financial Statements for more detail).

Lastly, general and administrative expenses increased by $2,547,525 to $2,694,240 as compared to $146,715 in the prior year comparable period.  The increase was primarily driven by compensation expense ($1,184,352), stock based compensation expense ($300,302), and a one-time hiring and recruiting expense ($335,070), each of which represent costs that were not incurred in the prior year period, as well as higher directors’ fees ($257,975) and insurance expenses ($189,547) than those incurred during the prior year comparable period reflecting the higher costs of operating as a public company.  Following the Internalization Transaction, the Company incurs costs associated with retaining its own employees, costs associated with the transitional services agreement with Optima Fund Management LLC discussed above, and other incremental costs associated with being a public company, including maintaining a public company board of directors, directors and officers insurance, listing fees and printing fees.

Total Other Expense

Total other expense increased by $603,312, or 283.8%, from $212,592 for the six months ended June 30, 2015 to $815,904 for the six months ended June 30, 2016. The increase in total other expense is primarily due to higher interest paid on our credit facilities ($528,413) due to the higher average balances outstanding under our credit facilities in the first half of 2016 as compared to the first half of 2015, higher amortization of deferred financing fees ($37,489) associated with the origination of the credit facilities during 2015, and interest incurred on the Legacy Performance Fee payable to Agricultural Sub-Adviser.

Permanent Crop Segment

Our permanent crop segment operating revenues for the periods presented were impacted by acquisitions made during the first quarter of 2016 and the year ended December 31, 2015. To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Kimberly Vineyard, Golden Eagle Ranch (first tranche), Quail Run Vineyard, Blue Heron Farms and Falcon Farms, permanent crop properties owned by us for the entirety of both periods presented.  Properties excluded from the same-property portfolio for the six months ended June 30, 2016 and 2015 are: Golden Eagle Ranch (second tranche) and Kingfisher Ranch, each acquired during the third quarter of 2015, and Cougar Ranch, Cheetah Ranch, Puma Ranch and Lynx Ranch, each acquired during the first quarter of 2016.

	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$2,840,932	$1,109,005	$1,731,927	156.2%
Same-property portfolio	1,005,080	1,109,005	(103,925)	(9.4)%
Participating rent	692,117	2,331,486	(1,639,369)	(70.3)%
Same-property portfolio	692,117	2,331,486	(1,639,369)	(70.3)%
Recovery of real estate taxes	348,106	178,203	169,903	95.3%
Same-property portfolio	181,620	178,203	3,417	1.9%
Other income	20,000	20,000	—	100.0%
Same-property portfolio	20,000	20,000	—	100.0%
Total operating revenues	3,901,155	3,638,694	262,461	7.2%
Same-property portfolio	1,898,817	3,638,694	(1,739,877)	(47.8)%
OPERATING EXPENSES:
Depreciation	1,683,379	730,570	952,809	130.4%
Same-property portfolio	748,612	730,570	18,042	2.5%
Property operating expenses	668,055	418,924	249,131	59.5%
Same-property portfolio	365,015	418,924	(53,909)	(12.9)%
Professional fees	16,136	1,931	14,205	735.6%
Total operating expenses	2,367,570	1,151,425	1,216,145	105.6%
OPERATING INCOME	$1,533,585	$2,487,269	$(953,684)	(38.3)%

Total Operating Revenues

Total operating revenues for our permanent crop segment increased $262,461, or 7.2%, from $3,638,694 for the six months ended June 30, 2015 to $3,901,155 for the six months ended June 30, 2016, which increase was due to an increase in fixed rent of $1,731,927 driven by new leases at acquired properties, an increase in recovery of real estate taxes from tenants of $169,903 commensurate with the increase in real estate taxes incurred primarily from acquired properties, largely offset by a decrease in participating rent of $1,639,369 due to lower participating rent at Golden Eagle Ranch (first tranche).  Total operating revenues for our same-property permanent crop portfolio decreased $1,739,877, or 47.8%, from $3,638,694 for the six months ended June 30, 2015 to $1,898,817 for the six months ended June 30, 2016, due primarily to lower participating rent of $1,639,369, due to lower participating rent at Golden Eagle Ranch (first tranche) as discussed above, lower fixed rent of $103,925 due to Golden Eagle Ranch (first tranche) and Quail Run Vineyard, slightly offset by higher recovery of real estate taxes.

Fixed rent for our permanent crop segment increased $1,731,927, or 156.2%, from $1,109,005 for the six months ended June 30, 2015 to $2,840,932 for the six months ended June 30, 2016. The increase was due to higher fixed rent from acquired properties ($1,835,852), slightly offset by lower fixed rent from Golden Eagle Ranch (first tranche) and Quail Run Vineyard ($94,948) as discussed below.  Fixed rent for our same-property permanent crop portfolio decreased $103,925, or 9.4%, from $1,109,005 for the six months ended June 30, 2015 to $1,005,080 for the six months ended June 30, 2016, primarily due to lower fixed rents from Golden Eagle Ranch (first tranche) due to decreased acreage as certain acres were removed to be redeveloped due to their age and Quail Run Vineyard as certain acreage was folded into the participating lease with the existing tenant, which provides for a lower fixed base rent than the previous fixed lease that governed such acreage, plus the potential for additional participation above a threshold.

Participating rent for our permanent crop segment (which is the same for our same-property portfolio) decreased $1,639,369, or 70.3%, from $2,331,486 for the six months ended June 30, 2015 to $692,117 for the six months ended June 30, 2016. This decrease was due primarily to a $1,684,397 decrease in participating rent from Golden Eagle Ranch (first tranche), which as previously disclosed by the Company had a weak 2015 crop yield, which combined with lower almond commodity pricing, has resulted in a substantial decrease in participating rents for 2016 related to the 2015 crop production, as well as a decrease in participating rent at Quail Run Vineyard ($91,760), slightly offset by higher participating rent at Falcon Farms ($136,767).

Recovery of real estate taxes for our permanent crop segment increased $169,903, or 95.3%, from $178,203 for the six months ended June 30, 2015 to $348,106 for the six months ended June 30, 2016. This increase is primarily due to the higher real estate tax recovery associated with acquired farms, which increase in recovery is commensurate with the higher real estate taxes incurred from ownership of these acquired farms.  Recovery of real estate taxes for our permanent crop segment same-property portfolio was $181,620 for the six months ended June 30, 2016, essentially unchanged as compared to the same period in the prior year.

Other income for our permanent crop segment was $20,000 for the six month period ended June 30, 2016, unchanged from the comparable prior year period.  This income was earned at Falcon Farms and related to the sale of soil removed from the property.

Total Operating Expenses

Total operating expenses for our permanent crop segment increased $1,216,145, or 105.6%, from $1,151,425 for the six months ended June 30, 2015 to $2,367,570 for the six months ended June 30, 2016. The increase was due to higher depreciation of $952,809 due primarily to depreciation from acquired farms ($934,767), higher property operating expenses of $249,131 due primarily to the operating expenses associated with acquired farms ($303,039) partially offset by lower property operating expenses at Golden Eagle Ranch (first tranche) ($68,298 and due to lower management fees as a result of lower revenues), and to higher professional fees of $14,205.  Depreciation expense at same-property portfolio permanent crop properties increased by $18,042 and was primarily due to higher depreciation at Blue Heron Farm, and property operating expenses at our same-property portfolio permanent crop properties decreased by $53,909 or 12.9% due primarily to lower operating expenses at Golden Eagle Ranch (first tranche) as discussed above.

Specialty/Vegetable Row Crop Segment

Our specialty/vegetable row crop segment operating revenues for the periods presented were impacted by the reclassification of Blue Cypress Farm from the development segment to the specialty/vegetable row crop segment during the first quarter of 2016, due to the completion of the development project and execution of a tenant lease for the property during the first quarter of 2016. To highlight the effect of changes due to the reclassification, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Sweetwater Farm and Sandpiper Ranch, properties categorized as specialty/vegetable row crop farms for the entirety of both periods presented.  Blue Cypress Farm is excluded from the specialty/vegetable row crop segment same-property portfolio for the six month periods ended June 30, 2016 and 2015.

	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$501,897	$385,450	$116,447	30.2%
Same-property portfolio	395,884	385,450	10,434	2.7%
Recovery of real estate taxes	47,226	46,218	1,008	2.2%
Same-property portfolio	47,226	46,218	1,008	2.2%
Other income	7,500	21,500	(14,000)	(65.1)%
Same-property portfolio	7,500	21,500	(14,000)	(65.1)%
Total operating revenues	556,623	453,168	103,455	22.8%
Same-property portfolio	450,610	453,168	(2,558)	(0.6)%
OPERATING EXPENSES:
Depreciation	141,309	47,193	94,116	199.4%
Same-property portfolio	50,024	47,193	2,831	6.0%
Property operating expenses	106,745	81,815	24,930	30.5%
Same-property portfolio	84,564	81,815	2,749	3.4%
Professional fees	6,948	1,062	5,886	554.2%
Total operating expenses	255,002	130,070	124,932	96.0%
OPERATING INCOME	$301,621	$323,098	$(21,477)	(6.6)%

Total Operating Revenues

Total operating revenues for our specialty/vegetable row crop segment increased $103,455, or 22.8%, from $453,168 for the six months ended June 30, 2015 to $556,623 for the six months ended June 30, 2016, which increase is primarily due to higher fixed rent from Blue Cypress Farm due to the execution of a new tenant lease for the 2016 crop season ($106,013), higher fixed rent from Sandpiper Ranch ($10,434) from a renewed lease, offset by $14,000 of lower other income. Total operating revenues for our same-property specialty/vegetable row crop portfolio decreased $2,558, or 0.6%, from $453,168 for the six months ended June 30, 2015 to $450,610 for the six months ended June 30, 2016, due primarily to $14,000 of lower other income offset by $10,434 of higher fixed rent from Sandpiper Ranch.

Fixed rent for our specialty/vegetable row crop segment increased $116,447, or 30.2%, from $385,450 for the six months ended June 30, 2015 to $501,897 for the six months ended June 30, 2016. The increase was due to higher fixed rent from Blue Cypress Farm due to the execution of a new tenant lease and to Sandpiper Ranch where a lease renewal was executed during 2015 at a higher fixed rent than the previous lease. Fixed rent for our same-property specialty/vegetable row crop portfolio increased $10,434, or 2.7%, from $385,450 for the six months ended June 30, 2015 to $395,884 for the six months ended June 30, 2016, due to higher fixed rent from Sandpiper Ranch as discussed above.

Recovery of real estate taxes increased $1,008, or 2.2%, from $46,218 for the six months ended June 30, 2015 to $47,226 for the six months ended June 30, 2016. The increase was attributable to the higher real estate taxes we were required to pay on our Sandpiper Ranch property and, hence, the higher amount for which our tenant was required to reimburse us.

Other income decreased $14,000, or 65.1%, from $21,500 for the six months ended June 30, 2015 to $7,500 for the six months ended June 30, 2016.  This income is derived from water rights and excess usage of the well on our Sandpiper Ranch property.

Total Operating Expenses

Total operating expenses for our specialty/vegetable row crop segment increased $124,932, or 96.0%, from $130,070 for the six months ended June 30, 2015 to $255,002 for the six months ended June 30, 2016. The increase was primarily due to $94,116 of higher depreciation which was primarily due to the reclassification of Blue Cypress Farm to the specialty/vegetable row crop segment ($76,552) and commencement of depreciation on the assets of this farm, and higher property operating expenses of $24,930 also primarily due to the reclassification of Blue Cypress Farm to this segment ($21,740).  Depreciation expense and property operating expenses at our same-property portfolio specialty/vegetable row crop properties were largely unchanged period to period.

Commodity Row Crop Segment

We owned all of our commodity row crop farms (Pleasant Plains Farm, Macomb Farm, Tillar Farm and Kane County Farms) for the entirety of the six months ended June 30, 2016 and June 30, 2015.

	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$737,711	$797,379	$(59,668)	(7.5)%
Other income	—	300	(300)	(100.0)%
Total operating revenues	737,711	797,679	(59,968)	(7.5)%
OPERATING EXPENSES:
Depreciation	1,853	1,535	318	20.7%
Property operating expenses	114,465	147,892	(33,427)	(22.6)%
Total operating expenses	116,318	149,427	(33,109)	(22.2)%
OPERATING INCOME	$621,393	$648,252	$(26,859)	(4.1)%

Total Operating Revenues

Total operating revenues for our commodity row crop segment decreased $59,968, or 7.5%, from $797,679 for the six months ended June 30, 2015 to $737,711 for the six months ended June 30, 2016, due primarily to lower fixed rent of $59,668, driven by decreases at Kane County Farms ($45,193) and Pleasant Plains Farm ($14,475).  Lease renewals were executed during 2015 with the tenants at Kane County Farms and Pleasant Plains Farm at lower fixed rent payments, reflecting the weakened leasing conditions in the commodity row crop category following the decline in commodity row crop prices over the last several years.  A lease renewal was also executed during 2015 with the tenant at Tillar Farm at the same fixed rent as the previous lease.

Fixed rent decreased $59,668, or 7.5%, from $797,379 for the six months ended June 30, 2015 to $737,711 for the six months ended June 30, 2016, due to the reasons discussed above.

Total Operating Expenses

Total operating expenses for our commodity row crop segment decreased $33,109, or 22.2%, from $149,427 for the six months ended June 30, 2015 to $116,318 for the six months ended June 30, 2016. The decrease is primarily due to lower real estate taxes ($17,139) and lower repair and maintenance ($12,146).

Development Segment

Our development segment operating results for the periods presented were impacted by the reclassification of Blue Cypress Farm from the development segment to the specialty/vegetable row crop segment in the first quarter of 2016, due to the completion of the development project and execution of a tenant lease for the property during the first quarter of 2016. To highlight the effect of changes due to the reclassification, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Roadrunner Ranch, Hawk Creek Ranch, Pintail Vineyards, Grassy Island Groves, and Condor Ranch, properties categorized as development farms for the entirety of both periods presented.  Blue Cypress Farm is excluded from the development segment same-property portfolio for the six month periods ended June 30, 2016 and 2015, but is included in the segment results shown below for the six months ended June 30, 2015.

Our development segment operating revenues are generated from Condor Ranch and Grassy Island Groves on the portion of the properties that is not under development. We derived no revenues from our other properties under development including Roadrunner Ranch, Hawk Creek Ranch and Pintail Vineyards in the first half of 2016 (and including Blue Cypress in the first half of 2015).

	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$295,994	$244,459	$51,535	21.1%
Same-property portfolio	295,994	244,459	51,535	21.1%
Participating rent	—	(1,922)	1,922	(100.0)%
Same-property portfolio	—	(1,922)	1,922	(100.0)%
Recovery of real estate taxes	12,018	6,338	5,680	89.6%
Same-property portfolio	12,018	6,338	5,680	89.6%
Total operating revenues	308,012	248,875	59,137	23.8%
Same-property portfolio	308,012	248,875	59,137	23.8%
OPERATING EXPENSES:
Depreciation	237,133	113,996	123,137	108.0%
Same-property portfolio	237,133	99,263	137,870	138.9%
Property operating expenses	282,601	155,783	126,818	81.4%
Same-property portfolio	282,601	155,342	127,259	81.9%
Professional fees	763	2,172	(1,409)	(64.9)%
Total operating expenses	520,497	271,951	248,546	91.4%
OPERATING LOSS	$(212,485)	$(23,076)	$(189,409)	820.8%

Total Operating Revenues

Total operating revenues for our development segment (including for the same-property portfolio) increased $59,137, or 23.8%, from $248,875 for the six months ended June 30, 2015 to $308,012 for the six months ended June 30, 2016, which increase was primarily due to $51,535 of higher fixed rent, due to higher fixed rent from Grassy Island Groves ($21,057) due to higher production from the directly-operated portion of the property and to higher fixed rent from Condor Ranch ($30,478) due to additional acreage and higher fixed rent under the renewed lease, as well as $5,680 of higher recovery of real estate taxes at Condor Ranch.  No operating revenues were earned at Blue Cypress Farm in the first half of 2015.

Fixed rent (including for the same-property portfolio) increased $51,535, or 21.1%, from $244,459 for the six months ended June 30, 2015 to $295,994 for the six months ended June 30, 2016, due to the reasons discussed above.  The revenues recorded at Grassy Island Groves, categorized as fixed rent, relate to income generated from direct operations for the mature acres of the property.

Recovery of real estate taxes for our development segment (including for the same-property portfolio) increased $5,680, or 89.6%, from $6,338 for the six months ended June 30, 2015 to $12,018 for the six months ended June 30, 2016. This increase was directly related to higher real estate taxes we paid on the Condor Ranch property, which is recovered from the tenant.

Total Operating Expenses

Total operating expenses for our development segment increased $248,546, or 91.4%, from $271,951 for the six months ended June 30, 2015 to $520,497 for the six months ended June 30, 2016.  Contributing to the increase was $123,137 of higher depreciation, due to higher depreciation at Condor Ranch ($113,004) due to increased mature and tillable acreage that was previously deemed non-tillable and Hawk Creek Ranch ($24,866), offset by the $14,733 of depreciation incurred in the first half of 2015 associated with Blue Cypress Farm which was not incurred in the development segment in the first half of 2016.  Depreciation expense for our same-

property portfolio development segment increased $137,870 due to higher depreciation at Condor Ranch and Hawk Creek Ranch as described above. Property operating expenses for our development segment were $282,601 for the six months ended June 30, 2016, an increase of $126,818, or 81.4%, over the prior year comparable period.  The increase was driven by higher expenses at Grassy Island Groves (primarily due to higher direct operating costs on the directly-operated portion of the farm) and Condor Ranch (primarily due to higher repairs and maintenance expense).

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

On October 23, 2015, we completed the Offering, which resulted in aggregate net proceeds to us, after deducting the underwriting discount and commissions and expenses payable by us, of approximately $39.2 million. The Company contributed the net proceeds from the Offering to its Operating Partnership in exchange for Common Units, and the Operating Partnership used $25 million to pay down debt then outstanding under the Company’s revolving credit facilities, and the remainder has been used for other general corporate purposes including partially funding the closing of the Sun Dial acquisition and the redemption of the Company’s 8% Series A Cumulative Non-Voting Preferred Stock.  As of June 30, 2016, our cash and cash equivalents balance was $2.4 million.

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

Credit Facilities

As of June 30, 2016, we had four secured revolving credit facilities in place with an aggregate principal amount of $90 million, of which $81.0 million was drawn on that date.  The key terms of the revolving credit facilities, which were arranged by Rutledge Investment Company (“Rutledge”), are outlined below.  Each of the credit facilities is prepayable without penalty to the Company.

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

Events of Default

The revolving credit facilities contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance in all material respects with the terms and conditions of the agreement and other documents evidencing the credit facilities, defaults in payments relating to any other indebtedness owed to the lender, and bankruptcy or other insolvency events. As of June 30, 2016, management believes we were in compliance with all covenants contained in the credit facility agreements.

Financial Covenants and Security

The loan agreements for each of the four secured revolving credit facilities requires our Operating Partnership to maintain a debt to asset ratio, as defined in the applicable agreement of 60% or less, based on the amount payable to Rutledge by our Operating Partnership compared to the appraised value of the properties securing each respective facility. Additionally, pursuant to an amendment to the agreements governing each of the revolving credit facilities, our Operating Partnership is required to maintain loan to value ratios of 50% or less measured by the aggregate amount payable to Rutledge by our Operating Partnership pursuant to all four revolving credit facilities compared to the aggregate appraised value of the properties pledged as security under all four revolving credit facilities.  In addition, aggregate indebtedness of the Company must be less than 40% of the aggregate appraised value of the Company’s investment in real estate.  As of June 30, 2016, management believes we were in compliance with all the financial covenants contained in the credit facility agreements.

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

The fourth revolving credit facility is secured by first lien mortgages on our Kingfisher Ranch, Hawk Creek Ranch and Sandpiper Ranch properties.  Hawk Creek Ranch was sold on July 27, 2016 and accordingly removed as security for the fourth revolving credit facility, and the net proceeds of the sale were partially applied to fully pay down the outstanding balance under the fourth revolving credit facility.

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

The following table summarizes the status of our farms that are undergoing substantial or total development as of June 30, 2016 (excluding Hawk Creek Ranch, which was sold on July 27, 2016). In addition to the properties listed below, estimated remaining capital expenditures before revenue offsets for redevelopment and partial development projects on our Golden Eagle Ranch, Falcon Farms, and Kingfisher Ranch are expected to be $2.4 million, $0.2 million and $0.4 million, respectively.

Property	Tillable Acres Subject to Development	Crop Being Developed	Purchase Price Plus Closing Costs	Total Capital Expenditures to Date	Estimated Remaining Capital Expenditures	Estimated Remaining Capital Expenditures Less Revenue Offset(1)	Expected Development Completion Date(2)	Expected Date Substantially Under Lease(2)	Description of Development
Condor Ranch	163	Avocados and Lemons	$5,020,489	$5,221,570	$572,640	$528,625	2016	2018

The development phase has been completed, including land preparation and irrigation installation, and the entire development property has been planted to lemons and avocados, with variety of the lemon trees maturing faster than initial expectations. The property is still considered to be in the process of development, as the majority of the young trees, while planted, are not yet commercially productive. Acres deemed mature or in a "transitional" not yet commercially productive phase are included in the current lease. (3)

Roadrunner Ranch	227	Seedless organic mandarins	2,508,615	5,462,341	455,320	25,034	2016	2018

The development phase has been completed, including land preparation, irrigation installation, planting and frost protection installation. The property is still considered to be in the process of development as the majority of the young trees have been planted, but are not yet commercially productive and, as such, there is no tenant in place. While not commercially productive, the first organically certified crop was harvested in 2015. Approximately 22 acres, a minor portion of the property, have been removed and replanted (this is in addition to the minor replanting of acres that were impacted by the 2013 freeze). (4)

Grassy Island Groves	451	Citrus	2,422,067	3,105,020	2,343,848	1,315,848	2019	2019

With respect to the north half of the property, new trees have been planted. Irrigation installation has also been completed.  With respect to the south half of the property, new trees have been planted.(5)

Quail Run Vineyard	77	Wine grapes	7,986,076	2,207,735	400,000	400,000	2017	2017

Development of 77 acres (of the 223 acre property) or three of the eight blocks to pinot noir grape vines has been completed, including the installation of trellises and drip hoses. The young vines are healthy and growing as expected.  These vines are not yet commercially productive but have been incorporated into the lease through an amendment in a "transitional" phase.

Pintail Vineyards	87	Wine grapes	1,091,048	1,106,621	124,856	124,856	2018	2018

Irrigation system development has been completed. Planting of pinot grigio and petite syrah wine grapes has been completed and these acres are still considered to be in the process of development as the vines are not yet commercially productive.

Total:	1,005		$19,028,295	$17,103,287	$3,896,664	$2,394,363

(1)	Revenue offset represents the estimated revenues to be realized from the property prior to the completion of the development.
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

Contractual Obligations

During the three months ended June 30, 2016, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flows

Comparison of Six Months ended June 30, 2016 to Six Months ended June 30, 2015

	For the Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$2,464,345	$1,449,546
Net cash used in investing activities	(65,701,633)	(6,386,969)
Net cash provided by (used in) financing activities	51,092,308	(706,883)
Change in cash and cash equivalents	$(12,144,980)	$(5,644,306)

Net cash provided by operating activities was $2,464,345 for the six months ended June 30, 2016 as compared to $1,449,546 for the six months ended June 30, 2015. A majority of the cash provided by operating activities is generated from the rental payments we receive from our tenants, which we utilize to pay for the property-level operating expenses, professional fees, sub-advisory fees, and other corporate level general and administrative expenses.  The higher cash provided by operating activities was primarily due to an increase in unearned rent and a decrease in rent receivable as compared to the prior year period. The increase in unearned rent was driven by fixed rent for Puma Ranch, Cheetah Ranch, Cougar Ranch and Lynx Ranch that was received in cash during the first quarter of 2016 that related to the beginning of the relevant crop year on each of these properties which was prior to the effective date of the respective leases.  The cash received prior to the effective date will be straight-lined to operating revenues over the terms of the leases (four to five years), and the unearned portion at June 30, 2016 in the amount of $1,274,081 is included in Unearned rent on the consolidated balance sheet as of that date.

Net cash used in investing activities was $65,701,633 for the six months ended June 30, 2016 as compared to $6,386,969 for the six months ended June 30, 2015. We closed the acquisition of the Sun Dial properties in the first quarter of 2016, which used $63.5 million of cash, as compared to no acquisitions closing in the first half of 2015.

Net cash provided by financing activities was $51,092,308 for the six months ended June 30, 2016 as compared to net cash used of $706,883 for the six months ended June 30, 2015. We borrowed an incremental $53,750,000 under our revolving lines of credit during the first quarter of 2016 to partially fund the closing of the Sun Dial acquisition. We also paid $2,196,321 of dividends to our common shareholders during the first half of 2016 as compared to $1,088,046 during the first half of 2015. In the first half of 2015, we also commenced paying for the offering costs related to the Offering which closed in the fourth quarter of 2015.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income attributable to the Company	$(1,279,012)	$193,794	$(3,223,212)	$479,724
Loss on sale of assets	—	—	7,258	—
Depreciation	1,109,141	449,314	2,063,972	893,294
Non-controlling interests' share of above adjustments	(179,601)	(77,253)	(335,550)	(153,495)
FFO attributable to the Company	(349,472)	565,855	(1,487,532)	1,219,523
Weighted average shares	16,921,897	10,890,847	16,911,490	10,890,847
FFO attributable to the Company per share	$(0.02)	$0.05	$(0.09)	$0.11

FFO attributable to the Company	(349,472)	565,855	(1,487,532)	1,219,523
Performance fees—related party(1)	—	929,672	—	1,206,530
Due diligence costs on non-consummated transactions	—	—	136,862	—
One-time expenses(2)	303,372	—	638,442	—
Non-controlling interests' share of above adjustments	(49,124)	(114,486)	(125,622)	(150,902)
Core FFO attributable to the Company	(95,224)	1,381,041	(837,850)	2,275,151
Weighted average shares	16,921,897	10,890,847	16,911,490	10,890,847
Core FFO attributable to the Company per share	$(0.01)	$0.13	$(0.05)	$0.21

Core FFO attributable to the Company	$(95,224)	$1,381,041	$(837,850)	$2,275,151
Amortization of deferred financing costs	33,923	15,811	67,861	30,372
Straight line rent adjustment(3)	(14,036)	(827)	1,261,537	1,172
Stock based compensation expense	16,389	—	300,302	—
Non-controlling interests' share of above adjustments	(5,734)	(2,576)	(264,020)	(5,420)
AFFO attributable to the Company	(64,682)	1,393,449	527,830	2,301,275

(1)

The Company’s prior external advisor previously received performance allocations, which are referred to as performance fees.  Upon the consummation of the Internalization Transaction and concurrent with the Offering, these fees were no longer payable.

(2)

During the first quarter of 2016 the Company incurred $335,070 of recruitment fees and compensation expenses (whereby the Company paid for incentive compensation forgone with a prior employer) in the hiring of an executive.  During the second quarter of 2016 the Company incurred costs of $199,352 related to the ongoing strategic alternatives review process comprised primarily of professional legal fees, as well as $104,020 of initial public offering capital compensation fees owed to the Agricultural Sub-Advisor.

(3)

For the six months ended June 30, 2016, includes the straight-line rent adjustment related to the cash rents received for the portion of the 2015/2016 crop season which commenced in advance of the lease commencement dates for the Sun Dial properties, which rents are being recognized as operating revenues on a straight-lined basis over the respective lease terms.  The Company received $1.9 million of cash rents from the four Sun Dial properties during the first quarter of 2016 and recorded GAAP fixed rent operating revenues of $0.6 million for these four properties.

Net Operating Income (NOI)

Management believes NOI provides useful information to investors regarding the Company’s results of operations because it reflects only those income and expense items that are incurred at the property level and when compared across periods reflects the impact on operations from trends in occupancy, rental rates, including participating rents, property operating costs and acquisition and disposition activity, on an unleveraged basis and excluding general and administrative overhead costs.  Management believes that net income attributable to the Company is the most directly comparable GAAP measure to NOI, which, to calculate NOI, is adjusted to add back net income attributable to non-controlling interests, income tax expense, loss or gain on sale of assets, other expense (principally interest expense), depreciation, straight line rent adjustments, amortization of acquired above and below market lease intangibles, management and performance fees-related party, acquisition-related expenses (or due diligence costs on non-consummated transactions), professional fees (excluding incurred at the property operating level), sub-advisory fees, and general and administrative expenses.  However, NOI should only be used as a supplemental measure of the Company’s financial performance and does not represent an alternative to net income attributable to the Company as an indicator of the Company’s performance or “Cash Flows from Operating Activities” as determined by GAAP.  Other REITs may use different methodologies for calculating NOI and, accordingly, the Company’s NOI may not be comparable to other REITs’ NOI.

Reconciliation of NOI to Net Income Attributable to the Company

The following table sets forth a reconciliation of NOI to Net Income Attributable to the Company, the most directly comparable GAAP equivalent, for the periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income attributable to the Company	$(1,279,012)	$193,794	$(3,223,212)	$479,724
Net (loss) income attributable to non-controlling interests	(226,316)	133,981	(595,838)	262,738
Income tax provision	107,694	—	141,747	79,832
Loss on sale of assets	—	—	7,258	—
Total other expense	444,178	117,278	815,904	212,592
Operating (loss) income	(953,456)	445,053	(2,854,141)	1,034,886
Depreciation	1,109,141	449,314	2,063,972	893,294
Straight line rent adjustment(1)	(14,036)	(827)	1,261,537	1,172
Management and performance fees—related party	—	1,335,651	—	2,024,796
Due diligence costs on non-consummated transactions	—	—	136,862	—
Professional fees(2)	435,958	131,693	820,722	229,146
Sub-advisory fees	800,061	—	1,446,133	—
General and administrative expenses	1,084,835	81,700	2,694,240	146,715
NOI	$2,462,503	$2,442,584	$5,569,325	$4,330,009

(1)

For the six months ended June 30, 2016, includes the straight-line rent adjustment related to the cash rents received for the portion of the 2015/2016 crop season which commenced in advance of the lease commencement dates for the Sun Dial properties, which rents are being recognized as operating revenues on a straight-lined basis over the respective lease terms.  The Company received $1.9 million of cash rents from the four Sun Dial properties during the first quarter of 2016 and recorded GAAP fixed rent operating revenues of $0.6 million for these four properties.

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

Subsequent Events

No material subsequent events have occurred since June 30, 2016 that required recognition or disclosure in the financial statements, except as disclosed below.

On July 27, 2016, the Company completed the sale of its Hawk Creek Ranch development property for a gross sales price of $11.25 million.  The property, which was not expected to be under commercial lease until 2021, was listed with a broker prior to the Company announcing its strategic alternatives review process in April 2016.  The net proceeds (net of transaction costs) of $10.8 million were used to pay down outstanding balances under the Company’s revolving credit facilities in the amount of $6.0 million, to fully pay down the Legacy performance fee payable to the Agricultural Sub-Adviser (and accrued interest thereon) in the amount of $1.1 million, with the remainder held in cash.  The Company expects to realize a gain of approximately $2.2 million on the sale.  The Company currently has no other individual properties listed for sale.

On August 10, 2016, the Company’s Chief Financial Officer, Andreas Spitzer, resigned to pursue other professional opportunities.  Mr. Spitzer will depart the Company on August 26, 2016 following an orderly transition of his duties to Geoffrey Lewis, Director and Treasurer.  Mr. Lewis had previously served as the Company’s Chief Financial Officer since inception and prior to Mr. Spitzer’s appointment to the role. Mr. Spitzer’s departure did not result from any disagreement regarding the Company’s financial reporting or accounting policies, procedures, estimates or judgments, any deficiency in the Company’s internal controls or any error in the Company’s reported financial results.

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

As of June 30, 2016, all of our outstanding debt, approximately $81.0 million, had variable interest rates. Assuming no increase in the amount of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $810,000 per year.  At June 30, 2016, three-month LIBOR was approximately 65 basis points.  The Company has not entered into any hedges to protect against a potential increase in market interest rates, but could take such actions in the future.

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

Based on management’s evaluation as of June 30, 2016, our chief executive officer and chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our chief executive officer and our chief financial officer and treasurer to allow timely decisions regarding required disclosure.

There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended June 30, 2016 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On August 10, 2016, the Company’s Chief Financial Officer, Andreas Spitzer, resigned to pursue other professional opportunities.  Mr. Spitzer will depart the Company on August 26, 2016 following an orderly transition of his duties to Geoffrey Lewis, Director and Treasurer.  Mr. Lewis had previously served as the Company’s Chief Financial Officer since inception and prior to Mr. Spitzer’s appointment to the role. Mr. Spitzer’s departure did not result from any disagreement regarding the Company’s financial reporting or accounting policies, procedures, estimates or judgments, any deficiency in the Company’s internal controls or any error in the Company’s reported financial results.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).
101

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Other Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2016 and 2015, (iii) Consolidated Statements of Equity for the Six-Month Periods Ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FARMLAND COMPANY

By:	/s/ THOMAS S.T.GIMBEL
Thomas S.T. Gimbel
Chief Executive Officer

Date:	August 15, 2016

By:	/s/ ANDREAS M. SPITZER
Andreas M. Spitzer
Chief Financial Officer

Date:	August 15, 2016