Form 10-Q
period 2016-09-30
American Farmland Co
filed 2016-11-14
CIK 1474777

age

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 14, 2016, the registrant had 19,609,309 shares of common stock, par value $0.01 per share, outstanding.

AMERICAN FARMLAND COMPANY

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN FARMLAND COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS:
Investments in real estate—net	$228,719,443	$171,342,731
Cash and cash equivalents	1,810,045	14,518,788
Rent receivable	2,276,672	1,766,254
Deferred financing costs, net	459,885	558,992
Other assets	514,019	2,099,336
Total assets	$233,780,064	$190,286,101
LIABILITIES AND EQUITY:
LIABILITIES:
Borrowings under credit facilities	$75,000,000	$27,200,000
Accrued expenses and other liabilities	4,418,386	2,377,305
Legacy performance fee payable to Agricultural Sub-Adviser	—	1,106,307
Unearned rent	2,398,201	834,858
Total liabilities	81,816,587	31,518,470
Commitments and contingencies
EQUITY:
Common stock, $0.01 par value—300,000,000 shares authorized; 16,921,897 shares issued and outstanding at September 30, 2016 and 16,890,847 shares issued and outstanding at December 31, 2015	169,219	168,908
Additional paid-in-capital	150,091,942	149,846,969
Accumulated deficit	(23,575,304)	(17,644,793)
Company stockholders’ equity	126,685,857	132,371,084
Non-controlling interests in operating partnership	25,277,620	26,396,547
Total equity	151,963,477	158,767,631
Total liabilities and equity	$233,780,064	$190,286,101

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FARMLAND COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Fixed rent	$2,227,244	$1,273,446	$6,603,778	$3,809,739
Participating rent	1,978,045	545,716	2,670,162	2,875,280
Recovery of real estate taxes	235,255	119,545	642,605	350,304
Other income	56,411	20,935	83,911	62,735
Total operating revenues	4,496,955	1,959,642	10,000,456	7,098,058
OPERATING EXPENSES:
Depreciation	1,114,400	517,223	3,178,372	1,410,517
Management and performance fees—related party	—	715,060	—	2,739,856
Property operating expenses	653,598	312,741	1,825,464	1,117,155
Due diligence costs on non-consummated transactions	—	—	136,862	—
Professional fees	2,321,976	139,041	3,166,545	373,352
Sub-advisory fees	686,797	—	2,132,930	—
General and administrative expenses	913,286	40,710	3,607,526	187,425
Total operating expenses	5,690,057	1,724,775	14,047,699	5,828,305
OPERATING (LOSS) INCOME	(1,193,102)	234,867	(4,047,243)	1,269,753
Interest income	(347)	(302)	(2,026)	(1,200)
Interest expense and financing costs	422,456	189,613	1,240,039	403,103
Total other expense	422,109	189,311	1,238,013	401,903
(LOSS) INCOME BEFORE GAIN ON SALE OF ASSETS	(1,615,211)	45,556	(5,285,256)	867,850
Gain on sale of assets	2,170,720	—	2,163,462	—
INCOME (LOSS) BEFORE INCOME TAXES	555,509	45,556	(3,121,794)	867,850
Income tax provision	—	—	141,747	79,832
NET INCOME (LOSS)	555,509	45,556	(3,263,541)	788,018
Less net income (loss) attributable to non-controlling interests	89,952	54,203	(505,886)	316,941
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$465,557	$(8,647)	$(2,757,655)	$471,077
EARNINGS (LOSS) PER WEIGHTED AVERAGE COMMON SHARE:
Basic and diluted	$0.03	$(0.00)	$(0.16)	$0.04
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	16,921,897	10,890,847	16,914,984	10,890,847

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FARMLAND COMPANY AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(Unaudited)

	No. of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
BALANCE—January 1, 2015	10,436,902	$104,369	$105,445,855	$(6,672,472)	$20,561,963	$119,439,715
Issuance of stock—securities sales pre Offering	453,945	4,539	5,245,461	—	—	5,250,000
Offering costs	—	—	(441)	—	(91)	(532)
Net income	—	—	—	471,077	316,941	788,018
Dividends and distributions	—	—	—	(1,361,356)	(300,937)	(1,662,293)
BALANCE—September 30, 2015	10,890,847	$108,908	$110,690,875	$(7,562,751)	$20,577,876	$123,814,908

BALANCE—January 1, 2016	16,890,847	$168,908	$149,846,969	$(17,644,793)	$26,396,547	$158,767,631
Share based compensation	31,050	311	218,835	—	—	219,146
Offering cost reversal	—	—	26,138	—	—	26,138
Net loss	—	—	—	(2,757,655)	(505,886)	(3,263,541)
Dividends and distributions	—	—	—	(3,172,856)	(613,041)	(3,785,897)
BALANCE—September 30, 2016	16,921,897	$169,219	$150,091,942	$(23,575,304)	$25,277,620	$151,963,477

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FARMLAND COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,263,541)	$788,018
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	3,178,372	1,410,517
Gain on sale of assets	(2,163,462)	—
Amortization of deferred financing costs	101,784	51,409
Share based compensation	219,146	—
Changes in operating assets and liabilities:
Decrease in other assets	85,317	51,467
(Increase) decrease in rent receivable	(510,418)	1,139,287
Increase (decrease) in unearned rent	1,563,343	(628,682)
Increase (decrease) in accrued expenses and other liabilities	1,744,143	(283,166)
Decrease in Legacy performance fee payable to Agricultural Sub-Adviser	(1,106,307)	-
Increase in performance fee payable to AFA	—	232,397
Increase in management fee payable to AFA	—	126,651
Net cash (used in) provided by operating activities	(151,623)	2,887,898
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate investments	(63,525,430)	(25,080,819)
Capital expenditures on real estate investments	(3,689,838)	(7,286,443)
Proceeds from sale of assets	10,777,806	—
Net cash used in investing activities	(56,437,462)	(32,367,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit facility	53,750,000	31,800,000
Repayment of borrowings under credit facility	(5,950,000)	-
Offering costs paid	(50,000)	(4,398,803)
Financing costs paid	(2,677)	(366,980)
Dividends paid to shareholders	(3,253,940)	(1,392,311)
Distributions paid to non-controlling interests	(613,041)	(300,937)
Net cash provided by financing activities	43,880,342	25,340,969
Net decrease in cash and cash equivalents	(12,708,743)	(4,138,395)
Cash and cash equivalents at beginning of period	14,518,788	7,466,642
Cash and cash equivalents at end of period	$1,810,045	$3,328,247
NONCASH INVESTING ACTIVITIES:
Deposits for real estate investments paid in 2015, which closed in 2016	$1,500,000	$—
Capital expenditures payable in subsequent period	607,104	—
NONCASH FINANCING ACTIVITIES:
Dividends declared in one period and paid in subsequent period	$139,870	$166,425
Subscriptions received in prior year	—	5,250,000
Deferred offering costs	—	3,809,333

SUPPLEMENTAL DISCLOSURE
Cash interest paid	$1,113,426	$347,910
Cash paid for income taxes	86,016	—

The accompanying notes are an integral part of these consolidated financial statements.

American Farmland Company

Notes to Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION

American Farmland Company (together with its subsidiaries, the “Company”), a Maryland corporation, was established on October 9, 2009, and commenced its operations on October 15, 2009, for the purpose of investing in farmland principally located in the United States. The Company conducts all of its activities through American Farmland Company L.P. (the “Operating Partnership”), a Delaware limited partnership. The Company owned 83.8% of the limited partnership interests in the Operating Partnership as of September 30, 2016 and December 31, 2015.

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

On September 12, 2016, the Company and the Operating Partnership entered into a definitive  agreement and plan of merger with Farmland Partners Inc. (“FPI”), Farmland Partners Operating Partnership, LP (“ Farmland Partners OP”), and certain of their respective subsidiaries, pursuant to which the Company will merge with and into one of FPI’s wholly owned subsidiaries with such wholly owned subsidiary of FPI surviving the merger, which we refer to as the “company merger.” At the effective time of the company merger, each share of the Company’s common stock, issued and outstanding immediately prior to the effective time of the company merger (other than any shares of the Company’s common stock owned by any wholly owned subsidiary of the Company or by FPI or Farmland Partners OP or any wholly owned subsidiary of FPI or Farmland Partners OP), will be automatically converted into the right to receive, subject to certain adjustments, 0.7417 shares of FPI common stock, which we refer to as the “company merger consideration.”  In addition, in connection with the company merger, each outstanding Company restricted stock unit that has become fully earned and vested in accordance with its terms will, at the effective time of the company merger, be converted into the right to receive the company merger consideration.

Pursuant to the merger agreement and prior to the company merger, a Farmland Partners OP subsidiary will merge with and into the Operating Partnership, with the Operating Partnership surviving as a wholly owned subsidiary of FPI, which we refer to as the “partnership merger.” At the effective time of the partnership merger, each common unit of limited partnership interest in the Operating Partnership issued and outstanding immediately prior to the effective time of the partnership merger,  will be automatically converted into the right to receive, subject to certain adjustments, 0.7417 Class A common units of limited partnership interest in Farmland Partners OP.

The closing of the partnership merger and the company merger, which we refer to collectively as the “mergers,” is conditioned, among other things, upon the requisite approval of the company merger by the holders of the Company’s common stock and the holders of FPI’s common stock and the requisite approval of the issuance of shares of FPI common stock in connection with the company merger by holders of shares of FPI’s common stock. In addition to those stockholder approvals, the closing of the mergers is subject to other customary closing conditions. Accordingly, there is no assurance that the mergers will occur on the terms described herein, or at all.  See “Item 1A Risk Factors” included in this Quarterly Report on Form 10-Q.  The Company has expensed $2,042,386 and $2,241,738 for the three months and nine months ended September 30, 2016, respectively, in professional fees and other costs associated with its strategic alternatives review process and the negotiation of the mergers.

Subject to the satisfaction of all of the conditions to closing, including the receipt of the separate stockholder approvals, the transactions contemplated by the merger agreement, including the mergers, are expected to close in the first quarter of 2017.

For information regarding the mergers and related matters, please refer to the Company’s other filings with the SEC that have been made in connection with the proposed mergers, including the Registration Statement on Form S-4 filed by FPI with the SEC on October 3, 2016 and the Current Report on Form 8-K filed with the SEC on September 12, 2016.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  There were no such cash equivalents at September 30, 2016 and December 31, 2015.  The Company maintains cash balances in major banks which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC). The Company had funds on deposit in excess of amounts insured by the FDIC; however, the Company believes the credit risk related to these deposits is minimal.

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

Above‑market and below‑market in‑place lease values for acquired properties are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in‑place leases and (ii) management’s estimate of fair market lease rates for the corresponding in‑place leases, measured over a period equal to the remaining, non‑cancelable term of the lease. The total amount of other intangible assets or liabilities acquired will be further allocated to in‑place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease. When determining the non‑cancelable term of the lease, fixed‑rate renewal options, if any, are evaluated to see if they should be included. The value of in-place leases is amortized over the remaining term of the lease. Should a tenant terminate its lease, the unamortized portion of any above‑market and below‑market lease values, in‑place lease values and any associated intangibles will be immediately charged to the related income or expense. There were no above-market or below-market in-place lease intangibles as of September 30, 2016 and December 31, 2015.

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

We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis. We concluded that none of our properties were impaired as of September 30, 2016 or December 31, 2015 and we will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on real estate assets since our inception.

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

Rent Receivable — Rent receivable is presented at face value, net of the allowance for doubtful accounts, if any. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The allowance for doubtful accounts was $0 as of September 30, 2016 and December 31, 2015.

Deferred Financing Costs — Deferred financing costs consist of costs incurred to obtain financing, including legal fees, up-front commitment fees, administrative fees and in some cases, mortgage recording taxes.  Costs associated with our borrowings are deferred and amortized over the terms of the respective credit facilities using the straight-line method, which approximates the effective interest method.  Accumulated amortization of deferred financing costs was $218,577 and $116,793 as of September 30, 2016 and December 31, 2015, respectively.  Total amortization expense related to deferred financing costs amounting to $101,784 and $51,409 for the nine months ended September 30, 2016 and 2015, respectively, is included in interest expense and financing costs on the accompanying consolidated statements of operations. See Note 6, “Borrowings under Credit Facilities,” for further discussion on these related financings.

Other Assets — Other assets primarily comprise prepaid expenses, deposits on potential farm acquisitions ($0 as of September 30, 2016 and $1.5 million as of December 31, 2015), deposits on trees to be acquired for development purposes and other miscellaneous receivables.

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

Unearned Rent — A number of the Company’s tenant leases, particularly in the commodity row crop segment, require that tenants pay the full annual rent in advance of planting, or in two semi-annual installments.  For such leases, the advance rent for future periods is recorded to unearned rent as a liability, and is then recorded to income over the periods represented by the payment received.  In addition, as more fully described in “Operating Revenues” above, cash received relating to the period prior to the effective date of a lease is recorded as unearned rent and is released to rental income over the life of the lease.  In the first quarter of 2016, the Company received cash rents in advance of the lease commencement dates for the new leases executed for the Sun Dial properties, and these advance rents were recorded to unearned rent.  The aggregate unearned rent balance on the consolidated balance sheet was $2,398,201 and $834,858 as of September 30, 2016 and December 31, 2015, respectively.

Income Taxes — The Operating Partnership qualifies as a partnership for U.S. federal income tax purposes. No provision has been made in the accompanying financial statements for federal, state or local income taxes for the Operating Partnership, as each partner is individually responsible for reporting their share of the Partnership’s income or loss on their own tax returns.  The Company operates in a manner intended to enable it to qualify as a REIT under Sections 856‑860 of the Internal Revenue Code of 1986, as amended (the “Code”). Under these sections, a real estate investment trust, which distributes at least 90% of its real estate investment trust taxable income (determined without regard to the deduction for dividends paid and excluding capital gains) to its stockholders each year and that meets certain other conditions, will not be subject to federal income taxes on that portion of its taxable income that is distributed to its stockholders. To the extent that the Company satisfies its annual distribution requirement but distributes less than 100% of taxable income, it will be subject to an excise tax on undistributed taxable income.  The Company is subject to federal income taxation in the event it generates taxable income from prohibited transactions.  The consolidated statement of operations includes $0, for the three months ended September 30, 2016 and 2015, and $141,747 and $79,832, respectively, for the nine months ended September 30, 2016 and 2015, as a provision for income taxation resulting from prohibited transactions. The prohibited transactions arise from revenue received from the sale of crops grown on farms undergoing development before the trees become fully mature and the farms become leasable.  The income tax provision reported represents the 100% tax attributed to the prohibited transactions of the Company.  Additionally, the Company consolidates within its financial statements the results of two TRSs, AFC TRS LLC and California TRS. The income taxes arising from these two TRSs have been de minimis to date.

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

As of September 30, 2016 and December 31, 2015, the Company does not have a liability for uncertain tax positions. Potential interest and penalties associated with such uncertain tax positions would be recorded as a component of the income tax provision. As of September 30, 2016, the tax years ended December 31, 2012 through December 31, 2015 remain open for an audit by the Internal Revenue Service.

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

In August 2016, the FASB issued an update (“ASU 2016-15”) Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for us on January 1, 2018, with early adoption permitted.  The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

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

4.	INVESTMENTS IN REAL ESTATE

Investments in real estate as of September 30, 2016 and December 31, 2015 are comprised of the following:

	September 30, 2016	December 31, 2015
Land	$144,854,485	$110,263,183
Land improvements	7,984,183	4,619,110
Buildings	1,449,484	1,191,000
Trees and vines	61,938,086	36,746,042
Development costs	14,721,574	19,892,332
Fixtures and equipment	6,113,869	3,898,916
	237,061,681	176,610,583
Less accumulated depreciation	(8,342,238)	(5,267,852)
Investments in real estate, net	$228,719,443	$171,342,731

Depreciation expense for the three months ended September 30, 2016 and 2015 was $1,114,400 and $517,223, respectively.  Depreciation expense for the nine months ended September 30, 2016 and 2015 was $3,178,372 and $1,410,517, respectively.

Real Estate Activity

Real Estate Activity for the Nine Months Ended September 30, 2016

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

On July 27, 2016, the Company completed the sale of its Hawk Creek Ranch development property for a gross sales price of $11,250,000. The net proceeds (net of transaction costs) of $ 10,777,706 resulted in a gain of $2,239,619 on the sale.

Real Estate Activity for the Nine Months Ended September 30, 2015

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

We determined the allocation of the purchase price of the assets acquired during the period ended September 30, 2015 to be as follows:

Farm	Land	Land improvements	Trees and vines	Development costs	Fixtures and equipment	Total purchase price
Golden Eagle Ranch (second tranche)	$3,700,722	$76,031	$1,433,846	$—	$—	$5,210,599
Kingfisher Ranch	8,017,552	606,973	9,490,873	1,299,592	455,230	19,870,220
	$11,718,274	$683,004	$10,924,719	$1,299,592	$455,230	$25,080,819

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Accrued dividends payable	$139,870	$220,954
Accrued accounting fees	536,510	450,000
Accrued sub-advisory fees	686,797	497,777
Accrued real estate taxes	438,209	235,272
Accrued legal fees	743,754	105,795
Accrued interest payable	8,509	26,719
Accrued offering costs	—	76,138
Accrued other	1,864,737	764,650
Total	$4,418,386	$2,377,305

6.	BORROWINGS UNDER CREDIT FACILITY

On December 5, 2013, the Company entered into a $25.0 million revolving credit facility, arranged by Rutledge Investment Company (“Rutledge”), to provide funds for potential acquisitions, development of existing properties and other corporate purposes. The facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month London Interbank Offered Rate (“LIBOR”) (0.8537% at September 30, 2016 and 0.6127% at December 31, 2015). The Company is required to pay any interest due quarterly in arrears beginning January 1, 2014 and any unpaid interest and drawn principal is due and payable in full on January 1, 2019 (“Maturity Date”). The minimum advance under the terms of the facility is $500,000 and may be repaid at any time prior to the Maturity Date. The credit facility is secured by a first mortgage over, and assignment of leases from, Pleasant Plains Farm, Macomb Farm, Kane County Farms, Sweetwater Farm and Tillar Farm properties. The Company pays a 0.25% per annum non usage fee.  There was $25.0 million outstanding under this credit facility at September 30, 2016 and no amount outstanding under this credit facility at December 31, 2015.

On January 14, 2015, the Company entered into a second $25.0 million revolving credit facility, arranged by Rutledge, to provide funds for potential acquisitions, development of existing properties and other corporate purposes. The facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month LIBOR (0.8537% at September 30, 2016 and 0.6127% at December 31, 2015). The Company is required to pay any interest due quarterly in arrears beginning April 1, 2015 and any unpaid interest and drawn principal is due and payable in full on January 1, 2020 (“Second Maturity Date”). The minimum advance under the terms of the facility is $500,000 and may be repaid at any time prior to the Second Maturity Date. The credit facility is secured by a first mortgage over and assignment of leases from Quail Run Vineyard, the first tranche of Golden Eagle Ranch and Blue Heron Farms properties. The Company pays a 0.25% per annum non‑usage fee. The amount outstanding under this credit facility at September 30, 2016 and at December 31, 2015 was $25.0 million.

On August 18, 2015, the Company entered into a third $25.0 million revolving credit facility, arranged by Rutledge, to provide funds for potential acquisitions, development of existing properties and other corporate purposes. The facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month LIBOR (0.8537% at September 30, 2016 and 0.6127% at December 31, 2015). The Company is required to pay any interest due quarterly in arrears beginning October 1, 2015 and any unpaid interest and drawn principal is due and payable in full on August 1, 2020 (“Third Maturity Date”). The minimum advance under the terms of the facility is $500,000 and may be repaid at any time prior to the Third Maturity Date. The credit facility is secured by a first mortgage over and assignment of leases from the second tranche of Kimberly Vineyard, Roadrunner Ranch, Condor Ranch, Blue Cypress Farm, Grassy Island Groves and Falcon Farms properties. The Company pays a 0.25% per annum non‑usage fee.  There was $25.0 million outstanding under this credit facility at September 30, 2016 and $2.2 million outstanding under this credit facility at December 31, 2015.

On December 22, 2015, the Company entered into a fourth revolving credit facility in the amount of $15.0 million, arranged by Rutledge, to provide funds for potential acquisitions, development of existing properties and other corporate purposes. The facility bears interest on the drawn amount at the rate of 130 basis points (1.3%) above the Three Month LIBOR (0.8537% at September 30, 2016 and 0.6127% at December 31, 2015). The Company is required to pay any interest due quarterly in arrears beginning April 1, 2016 and any unpaid interest and drawn principal is due and payable in full on January 1, 2021 (“Fourth Maturity Date”). The minimum advance under the terms of the facility is $500,000 and may be repaid at any time prior to the Fourth Maturity Date. The credit facility is secured by a first mortgage over and assignment of leases from Kingfisher Ranch, Sandpiper Ranch and Hawk Creek Ranch properties. Hawk Creek Ranch was sold in the third quarter of 2016 and accordingly, no longer secures the fourth revolving credit facility.  The Company pays a 0.25% per annum non‑usage fee. There were no amounts outstanding under this credit facility at September 30, 2016 or   December 31, 2015.

The fair value of the borrowings under the credit facilities fall within Level 3 of the fair value hierarchy.  We believe the fair value of the borrowings under the credit facilities as of September 30, 2016 and December 31, 2015 were approximately comparable to our carrying values at each respective date because (i) the revolving nature of the borrowings allows prepayment at the Company’s option at any time, (ii) the borrowings bear interest at a variable rate, and (iii) the spread on all the borrowings did not change throughout the quarter.

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

Prior to the Internalization Transaction, the limited partnership agreement of the Operating Partnership provided that the Operating Partnership pay AFA a management fee in arrears calculated at the annual rate of (i) 1% of the Company’s share of the gross asset value, as defined, of the Operating Partnership as of the end of the immediately preceding calendar quarter and (ii) 0.5% of the Founders’ share of the gross asset value of the Operating Partnership as of the end of the immediately preceding calendar quarter. The management fee for the three and nine months ended September 30, 2015 amounted to $457,794 and $1,276,061, respectively. Prior to the Internalization Transaction, AFA utilized the management fees it received from the Operating Partnership to pay the Agricultural Sub-Adviser their fees. After the Internalization Transaction, AFA became an indirectly and directly wholly-owned subsidiary of the Operating Partnership and continues to pay the Agricultural Sub-Adviser a sub-advisory fee (see below for detail).

Prior to the Internalization Transaction, AFA was entitled to a performance fee equal to 15% of the Funds From Operations (as defined) allocated to the capital account of the Company in the Operating Partnership each fiscal year and 10% of the Funds From Operations allocated to each Founder’s capital account in the Operating Partnership each fiscal year. The performance fee on Funds From Operations amounted to $113,677 and $522,436, respectively, for the three and nine months ended September 30, 2015.

Prior to the Internalization Transaction, AFA was entitled to an additional performance fee equal to two‑thirds of 15% of the net capital appreciation allocated to the capital account of the Company in the Operating Partnership each fiscal year and to one‑third of 15% of the net realized capital appreciation allocated to the capital account of the Company in the Operating Partnership each fiscal year. AFA was also entitled to two‑thirds of 10% and one‑third of 10% of net capital appreciation and net realized capital appreciation, respectively, allocated to each Founder’s capital account in the Operating Partnership each fiscal year. The performance fee on net capital appreciation (realized and unrealized) amounted to $143,588 and $941,359, respectively, for the three and nine months ended September 30, 2015.

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

In addition, the Agricultural Sub-Adviser to AFA, Prudential Mortgage Capital Company, LLC, which includes Prudential Agricultural Investments, a unit of Prudential Mortgage Capital Company, LLC, entered into an Amended and Restated Sub-Advisory Agreement (the “Amended and Restated Sub-Advisory Agreement”) effective on the Closing Date whereby the Agricultural Sub-Adviser receives a sub-advisory fee equal to the annual rate of 1.0% of the appraised value of the Operating Partnership’s properties at the end of each calendar quarter.  The fee for the quarter ended September 30, 2016 amounted to $686,797, and the fee for the nine months ended September 30, 2016 amounted to $2,028,910.  Pursuant to the Amended and Restated Sub-Advisory Agreement, our Agricultural Sub-Adviser was also entitled to an initial public offering capital compensation fee because less money was raised in our initial public offering than contemplated at the time the Amended and Restated Sub-Advisory Agreement was signed.  The initial public offering capital compensation fee required additional make-whole payments calculated, (i) for the acquisition fee based on 2% of the difference between $84.75 million and the gross proceeds raised, (ii) for the management fee based on 1% of the difference between $84.75 million and the gross proceeds raised and (iii) such compensation fee payments are to be based on capital raised between October 31, 2014 and six months after the date of the initial public offering. During the second quarter of 2016, the Company and the Agricultural Sub-Adviser settled and agreed that the initial public offering capital compensation fee due was a one-time payment of $104,020, which has been included in the sub-advisory fees for the nine months ended September 30, 2016 included in the consolidated statement of operations.

Pursuant to the Amended Sub-Advisory Agreement, the Agricultural Sub-Adviser was entitled to performance fees as of the Closing Date as if all fees under the original Sub-Advisory Agreement were earned and payable (the “Legacy Performance Fee”).  The Legacy Performance Fee is payable in equal annual amounts over four years beginning in the third quarter of 2016.  Interest is payable at the simple rate of 5% on unpaid balances beginning on the Closing Date.  The balance of the Legacy Performance Fee payable to the Agricultural Sub-Adviser in the amount of $1,106,307 was repaid in full on August 3, 2016 out of the proceeds from the sale of the Hawk Creek property. The Legacy Performance Fee was $1,106,307 as of December 31, 2015.

The Operating Partnership paid Optima Fund Management LLC (“Optima”), an affiliate of the Managing Member of AFA prior to the Closing Date, $7,500 and $22,500, respectively, for the three and nine months ended September 30, 2015 as a fee for providing administrative and accounting services to the Company and the Operating Partnership.  In connection with the Internalization Transaction, AFA and Optima entered into a Transitional Services Agreement dated as of the Closing Date.  AFA paid Optima $43,809 and $132,663, respectively, for the three and nine months ended September 30, 2016 pursuant to the Transitional Services Agreement in respect of occupancy, data processing and accounting and other administrative services.

8.	STOCKHOLDERS’ EQUITY

There were 300,000,000 shares of common stock, par value $0.01 per share, authorized with 16,921,897 issued and outstanding as of September 30, 2016 and 16,890,847 issued and outstanding as of December 31, 2015.  There were 35 8% Series A Cumulative Non‑Voting Preferred Stock, par value $0.01 per share, authorized with zero issued and outstanding as of September 30, 2016 or December 31, 2015.

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

Non-Controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership, a majority owned partnership.  The Company owned 83.8% of the common limited partnership interests (“Common Units”) in the Operating Partnership at September 30, 2016 and December 31, 2015.

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

There were 3,269,556 Common Units outstanding as of September 30, 2016 and December 31, 2015.

Dividends

The Company’s Board of Directors declared and paid the following dividends to common stockholders for the nine months ended September 30, 2016 and for the years ended December 31, 2013, 2014 and 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Dividend per Common Share
2013
	May 28, 2013	June 18, 2013	June 27, 2013	$0.1000
	December 3, 2013	December 3, 2013	December 23, 2013	0.1250
				$0.2250
2014
	May 20, 2014	May 20, 2014	June 25, 2014	$0.1250
	December 9, 2014	December 9, 2014	December 30, 2014	0.1250
				$0.2500
2015
	May 19, 2015	June 22, 2015	June 30, 2015	$0.1250
	October 4, 2015	October 1, 2015	October 8, 2015	0.0625
	December 10, 2015	December 22, 2015	December 29, 2015	0.0625
				$0.2500
2016
	March 2, 2016	March 21, 2016	March 31, 2016	$0.0625
	June 7, 2016	June 27, 2016	June 30, 2016	0.0625
	August 23, 2016	September 22, 2016	September 30, 2016	0.0625
				$0.1875

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

As of September 30, 2016, as a result of the below mentioned awards granted during the first quarter of 2016, there were 595,470 shares available for future grant under the Plan.

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

On March 23, 2016, the Compensation Committee of the Board of Directors approved the award of 163,486 restricted stock units (“RSUs”) to officers, employees and a non-employee director under the Plan.  The RSUs are subject to vesting over a four-year period based entirely upon the attainment of pre-determined levels of total shareholder returns, as will be measured as of each year end compared to the Company’s common share price on December 31, 2015, and with one-quarter of the RSUs subject to vesting each year.  The RSUs are not entitled to receive dividends while unvested.  Upon a change in control, the grants may accelerate up to one year’s worth of vesting if the change in control price per share meets the pre-determined performance metrics and additional amounts may vest if the change in control price per share exceeds the net asset value per share. The aggregate RSU award fair value as of the March 23, 2016 grant date was estimated to be $102,588 using Monte Carlo simulation techniques and will be amortized over the respective vesting periods for each of the awards. The Company recognized $16,389 and $34,399, respectively, of stock-based compensation expense associated with this award during the three and nine months ended September 30, 2016.

9.	EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to the Company	$465,557	$(8,647)	$(2,757,655)	$471,077
Denominator for basic & diluted weighted average shares	16,921,897	10,890,847	16,914,984	10,890,847
Basic & diluted (loss) earnings per common share	$0.03	$(0.00)	$(0.16)	$0.04

The Company has no potentially dilutive securities outstanding.

10.	LEASES

The Company’s mature properties, and the mature acres of Condor Ranch which is a development property, are leased to tenants under operating leases, which expire on various dates through 2020. Future minimum rents to be received from tenants under non-cancelable leases in effect at September 30, 2016, are as follows:

2016 - Remainder	$2,311,380
2017	7,472,154
2018	6,996,586
2019	4,931,891
2020	1,623,267
$23,335,278

In addition to the minimum lease payments described above, Cougar Ranch, Cheetah Ranch, Puma Ranch, Lynx Ranch, Kimberly Vineyard, Golden Eagle Ranch, Condor Ranch, Quail Run Vineyard, Falcon Farms, Kingfisher Ranch and Blue Heron Farms have leases that require the tenants to pay participating rent above a threshold, based on a percentage of gross revenues, as defined in the leases, derived from the leased property.  Participating rent was $1,978,045 and $545,716 for the three months ended September 30, 2016 and 2015, respectively, and $2,670,162 and $2,875,280 for the nine months ended September 30, 2016 and 2015, respectively. Depending upon each farm’s crop yield and commodity prices, the participating rent can be the majority of the rental revenue received from the tenants on these properties.

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

Below is a summary of total assets by segment as of September 30, 2016 and December 31, 2015.

	Total	Commodity Row	Specialty/ Vegetable Row	Permanent	Development	Corporate
September 30, 2016	$233,780,064	$32,813,277	$24,076,169	$149,387,118	$25,904,870	$1,598,630
December 31, 2015	$190,286,101	$32,604,314	$12,855,152	$85,642,987	$43,849,168	$15,334,480

Below is a summary of income before income taxes by segment for the three months ended September 30, 2016 and 2015, respectively, and the nine months ended September 30, 2016 and 2015, respectively.

For the Three Months Ended September 30, 2016	Total	Commodity Row	Specialty/ Vegetable Row	Permanent	Development	Corporate
OPERATING REVENUES:
Fixed rent	$2,227,244	$368,856	$274,936	$1,540,747	$42,705	$—
Participating rent	1,978,045	—	—	1,947,521	30,524	—
Recovery of real estate taxes	235,255	—	24,321	204,744	6,190	—
Other income	56,411	—	46,150	10,261	—	—
Total operating revenues	4,496,955	368,856	345,407	3,703,273	79,419	—
OPERATING EXPENSES:
Depreciation	1,114,400	927	78,310	927,354	107,662	147
Property operating expenses	653,598	60,950	74,642	469,650	48,356	—
Due diligence costs on non-consummated transactions	—	—	—	—	—	—
Professional fees	2,321,976	—	810	6,957	943	2,313,266
Sub-advisory fees	686,797	—	—	—	—	686,797
General and administrative expenses	913,286	—	—	—	—	913,286
Total operating expenses	5,690,057	61,877	153,762	1,403,961	156,961	3,913,496
Operating (loss) income	(1,193,102)	306,979	191,645	2,299,312	(77,542)	(3,913,496)
Total other expense	422,109	—	—	—	—	422,109
(Loss) income before gain on sale of assets	(1,615,211)	306,979	191,645	2,299,312	(77,542)	(4,335,605)
Gain on sale of assets	2,170,720	—	—	—	2,170,720	—
Income (loss) before income taxes	555,509	$306,979	$191,645	$2,299,312	$2,093,178	$(4,335,605)
Income tax provision	—
Net income	555,509
Less net income attributable to non-controlling interests	89,952
Net income attributable to the Company	$465,557

For the Three Months Ended September 30, 2015	Total	Commodity Row	Specialty/ Vegetable Row	Permanent	Development	Corporate
OPERATING REVENUES:
Fixed rent	$1,273,446	$398,707	$192,725	$658,414	$23,600	$—
Participating rent	545,716	—	—	545,716	—	—
Recovery of real estate taxes	119,545	—	23,803	92,476	3,266	—
Other income	20,935	—	3,750	—	17,185	—
Total operating revenues	1,959,642	398,707	220,278	1,296,606	44,051	—
OPERATING EXPENSES:
Depreciation	517,223	927	23,597	414,632	78,067	—
Management and performance fees-related party	715,060	—	—	—	—	715,060
Property operating expenses	312,741	63,360	41,285	188,968	19,128	—
Professional fees	139,041	—	639	7,746	787	129,869
General and administrative expenses	40,710	—	—	—	—	40,710
Total operating expenses	1,724,775	64,287	65,521	611,346	97,982	885,639
Operating income (loss)	234,867	334,420	154,757	685,260	(53,931)	(885,639)
Total other expense	189,311	—	—	—	—	189,311
Net income (loss) before income taxes	45,556	$334,420	$154,757	$685,260	$(53,931)	$(1,074,950)
Income tax provision	—
Net income	45,556
Less net income attributable to non-controlling interests	54,203
Net loss attributable to the Company	$(8,647)

For the Nine Months Ended September 30, 2016	Total	Commodity Row	Specialty/ Vegetable Row	Permanent	Development	Corporate
OPERATING REVENUES:
Fixed rent	$6,603,778	$1,106,567	$776,833	$4,381,679	$338,699	$—
Participating rent	2,670,162	—	—	2,639,638	30,524	—
Recovery of real estate taxes	642,605	—	71,547	552,850	18,208	—
Other income	83,911	—	53,650	30,261		—
Total operating revenues	10,000,456	1,106,567	902,030	7,604,428	387,431	—
OPERATING EXPENSES:
Depreciation	3,178,372	2,780	219,619	2,610,733	344,795	445
Property operating expenses	1,825,464	175,415	181,387	1,137,705	330,957	—
Due diligence costs on non-consummated transactions	136,862	—	—	—	—	136,862
Professional fees	3,166,545		7,758	23,093	1,706	3,133,988
Sub-advisory fees	2,132,930	—	—	—	—	2,132,930
General and administrative expenses	3,607,526	—	—	—	—	3,607,526
Total operating expenses	14,047,699	178,195	408,764	3,771,531	677,458	9,011,751
Operating (loss) income	(4,047,243)	928,372	493,266	3,832,897	(290,027)	(9,011,751)
Total other expense	1,238,013	—	—	—	—	1,238,013
(Loss) income before gain on sale of assets	(5,285,256)	928,372	493,266	3,832,897	(290,027)	(10,249,764)
Gain on sale of assets	2,163,462	—	—	—	2,163,462	—
(Loss) income before income taxes	(3,121,794)	$928,372	$493,266	$3,832,897	$1,873,435	$(10,249,764)
Income tax provision	141,747
Net loss	(3,263,541)
Less net loss attributable to non-controlling interests	(505,886)
Net loss attributable to the Company	$(2,757,655)

For the Nine Months Ended September 30, 2015	Total	Commodity Row	Specialty/ Vegetable Row	Permanent	Development	Corporate
OPERATING REVENUES:
Fixed rent	$3,809,739	$1,196,086	$578,175	$1,767,419	$268,059	$—
Participating rent	2,875,280	—	—	2,877,202	(1,922)	—
Recovery of real estate taxes	350,304	—	70,021	270,679	9,604	—
Other income	62,735	300	25,250	20,000	17,185	—
Total operating revenues	7,098,058	1,196,386	673,446	4,935,300	292,926	—
OPERATING EXPENSES:
Depreciation	1,410,517	2,462	70,790	1,145,202	192,063	—
Management and performance fees-related party	2,739,856	—	—	—	—	2,739,856
Property operating expenses	1,117,155	211,252	123,100	607,892	174,911	—
Professional fees	373,352	—	1,701	9,677	2,959	359,015
General and administrative expenses	187,425	—	—	—	—	187,425
Total operating expenses	5,828,305	213,714	195,591	1,762,771	369,933	3,286,296
Operating income (loss)	1,269,753	982,672	477,855	3,172,529	(77,007)	(3,286,296)
Total other expense	401,903	—	—	—	—	401,903
Net income (loss) before income taxes	867,850	$982,672	$477,855	$3,172,529	$(77,007)	$(3,688,199)
Income tax provision	79,832
Net income	788,018
Less net income attributable to non-controlling interests	316,941
Net income attributable to the Company	$471,077

13.	SUBSEQUENT EVENTS

No material subsequent events have occurred since September 30, 2016 that required recognition or disclosure in the financial statements, except as disclosed below:

Subsequent to September 30, 2016, limited partners in the Operating Partnership holding 2,687,412 Common Units requested redemption of their Units.  The Company elected to satisfy the redemption request by issuing 2,687,412 shares of common stock in the Company.

On October 26, 2016, a purported class action lawsuit was filed in the Circuit Court for Baltimore County, Maryland against the Company, seeking to represent a proposed class of all Company stockholders captioned Parshall v. American Farmland Company et. al., Case No. 24C16005745. The complaint names as defendants the Company, the members of the Company Board, the Operating Partnership, FPI, Farmland Partners OP, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP and FPI Heartland GP LLC.  The complaint alleges that the Company directors breached their duties to the Company in connection with the evaluation and approval of the mergers. In addition, the complaint alleges, among other things, that the Company, the Operating Partnership, FPI, Farmland Partners OP, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP and FPI Heartland GP LLC aided and abetted those breaches of duties. The complaint seeks equitable relief, including a potential injunction against the mergers. The Company and FPI believe the allegations in the complaint are without merit and intend to defend against those allegations. The Company and FPI cannot assure you as to the outcome of this pending litigation, or any similar future lawsuits, including costs associated with defending these claims, any other liabilities that may be incurred in connection with the litigation or settlement of these claims or any effect on the operations of the Company or FPI or the timing in which the mergers are completed.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). These forward-looking statements include information about possible or assumed future results of our business, future events, financial condition or performance, expectations, competitive environment, availability of resources, regulation, liquidity, results of operations, strategies, plans and objectives. These forward-looking statements include, without limitation, statements concerning our proposed merger with FPI, projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “forecasts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.  Statements regarding the following subjects are forward-looking by their nature:

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

Executive Summary

We are an internally managed real estate company focused primarily on the acquisition and management of a diversified portfolio of permanent crop, specialty/vegetable row crop and commodity row crop farmland, including farmland development located in the U.S. in select major agricultural states. We lease our farms to experienced professional farmer tenants under a variety of lease structures with staggered durations, including fixed and participating leases. As of September 30, 2016, our portfolio was comprised of 21 farms and approximately 17,800 gross acres with more than 21 crop types (over 40 when including sub-varieties), some of which are planted in rotation, in Alabama, Arkansas, California, Florida, Georgia and Illinois.

We were incorporated in Maryland in October 2009, and elected to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. We conduct all of our business activities through our Operating Partnership, of which we are the sole general partner.

The below table shows the properties owned by the Company as of September 30, 2016 and as of December 31, 2015:

Property Name	Crops	County, State	Date Acquired(1)	September 30, 2016 Net Book Value	December 31, 2015 Net Book Value	Sep. 30, 2016 Tillable Acres		Sep. 30, 2016 Gross Acres	Fixed & Participating Rent for the Nine Months Ended September 30, 2016 (2)
Permanent Crop:
Kimberly Vineyard (first and second tranche)	Wine grapes	Monterey, CA	Aug-10 & Dec-14	$12,490,894	$12,595,785	245		260	$315,546
Golden Eagle Ranch (first and second tranche)	Almonds	Stanislaus, CA & Merced, CA	Mar-12 & Aug-12 & Aug-15	19,314,791	19,316,916	1,186		1,247	1,822,406
Quail Run Vineyard	Wine grapes	Monterey, CA	Nov-12	9,709,360	9,638,916	223		240	87,060
Blue Heron Farms	Walnuts	Kings, CA	Nov-13	13,324,270	13,498,426	380		430	358,886
Falcon Farms	Pecans	Dougherty, GA; Lowndes, AL	Nov-14	8,219,187	8,198,933	1,165		1,840	305,817
Kingfisher Ranch	Pistachios	Fresno, CA	Aug-15	19,425,741	19,728,725	511		623	559,677
Cougar Ranch	Varied Citrus	Fresno, CA	Jan-16	17,984,410	—	481		854	1,570,578
Cheetah Ranch	Varied Citrus	Fresno, CA & Tulare, CA	Jan-16	18,726,691	—	443		478	1,198,930
Puma Ranch	Almonds	Madera, CA	Jan-16	17,320,509	—	562		610	497,423
Lynx Ranch	Almonds	Merced, CA	Jan-16	10,160,551	—	232		244	304,995
Total Permanent Crop:				146,676,404	82,977,701	5,428		6,826	7,021,318
Specialty/Vegetable Row:
Sweetwater Farm	Varied	Jackson, FL	Dec-10	5,045,948	5,096,495	1,450		1,624	285,225
Sandpiper Ranch	Strawberries/ Vegetables	Santa Cruz, CA	Dec-11 & Apr-12	7,668,344	7,692,833	158		184	308,602
Blue Cypress Farm	Varied	Brevard, FL	Feb-13	11,261,083	11,400,656	2,036		2,694	183,006
Total Specialty/ Vegetable Row:				23,975,375	24,189,984	3,644		4,502	776,833
Commodity Row:
Pleasant Plains Farm	Corn/Soybeans	Douglas, McLean, Cass, Morgan & Sangamon, IL	Jul-10	8,750,000	8,750,000	1,159		1,196	356,085
Macomb Farm	Corn/Soybeans	McDonough, IL	Dec-10	2,555,976	2,556,453	422		434	135,150
Tillar Farm	Cotton/ Rice/ Corn/Soybeans	Drew, AR	May-11	4,090,600	4,092,003	1,248		1,444	156,375
Kane County Farms	Corn/Soybeans	Kane, IL	Jun-11	17,162,700	17,163,600	1,617		1,652	458,956
Total Commodity Row:				32,559,276	32,562,056	4,446		4,726	1,106,566
Development:
Roadrunner Ranch	Citrus	Tulare, CA	Apr-11 & Sep-11	7,919,731	7,375,597	227		244	—
Condor Ranch	Avocados/ Lemons	Ventura, CA	Nov-11 & Dec-11	9,763,044	9,517,874	271	(3)	786	150,906
Grassy Island Groves	Citrus	Okeechobee, FL	Dec-12	5,540,507	4,795,334	451		623	218,317
Hawk Creek Ranch (4)	Pistachios	Yolo, CA	Oct-13 & Feb-14	—	7,924,842	—		—	—
Pintail Vineyards	Wine grapes	Yolo, CA	Nov-13	2,284,437	1,998,228	87		91	—
Total Development:				25,507,719	31,611,875	1,036		1,744	369,223
Other				669	1,115	—		—	—
TOTAL:				$228,719,443	$171,342,731	14,554		17,798	$9,273,940

(1)	An additional acquisition date represents a growth of, or an addendum to, the property.
(2)

Represents fixed rent and participating rent actually received for the nine months ended September 30, 2016, and does not include certain rent to be paid under participating leases that has not yet been recognized, particularly for our mature permanent crop farms, which may generate the majority of their rent through participation. Such rent is typically earned and paid in the fourth quarter of each year or over the first and second quarters of the following year.

(3)	Additional acreage that was previously deemed non-tillable was successfully converted and developed into tillable acreage.
(4)	Hawk Creek Ranch was sold on July 27, 2016 for a gross sales price of $11.25 million.

Objectives and Strategies

Our investment objectives are to achieve annual returns both from income and capital appreciation which meet or exceed returns from comparable farmland properties and which display low correlation to other asset class returns and limited volatility. We pursue our investment objectives primarily through the ownership by our Operating Partnership of our portfolio of farms and we generate virtually all of our revenue by leasing our portfolio of farms. We intend to invest in farms across four key types of property: mature permanent crops, specialty/vegetable row crops, commodity row crops and development farmland. Utilizing this investment strategy, we seek to acquire high-quality cropland diversified by crop type, based on the total value of our portfolio.

We intend to engage in all future investment activities in a manner that is consistent with our intention to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. In addition, we may expand and improve the farms we presently own or other acquired farms, or sell such farms, in whole or in part, when circumstances warrant.

Recent Developments – Nine Months Ended September 30, 2016

New Leases and Lease Renewals

During the first quarter of 2016 we executed a new short term lease which expires December 31, 2016 with a tenant on Blue Cypress Farm for the 2016 crop season.  The lease provided the tenant an early termination option on the earlier of the harvesting of the 2016 spring crop or June 1, 2016.  The tenant did not exercise this early termination option and subsequent to a successful harvest of the spring crop is in the process of planting a second crop on the property for fall harvest.  There were no new or renewal leases executed during the third quarter of 2016.  Leases with the tenants on the first tranche of Kimberly Vineyard, Macomb Farm, Sweetwater Farm, Tillar Farm, Quail Run Vineyards, Falcon Farms and Blue Cypress Farm are set to expire at various dates in the fourth quarter of 2016 and will need to be renewed for 2017. We have commenced lease negotiations with a number of these tenants and have signed lease renewals or amendments to the prior lease with the tenants on our Macomb Farm and Falcon Farms.  On October 17, 2016, the Company executed a lease renewal on Macomb Farm with the same tenant for a one year term. On October 20, 2016, the Company executed an amendment to the prior lease on Falcon Farms with the same tenant for a three year term. As of September 30, 2016, we had no vacancies on any of our non-development farms.

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

The properties were previously owner-occupied and, as a result, do not have a prior leasing history.  Upon closing, the Company entered into four separate participating leases with Green Leaf which are expected to provide a blended first year fixed base rent yield of approximately 5% of the purchase price, with the potential for additional income from formulaic participation in the crop revenue above a fixed threshold and with the base rent and fixed threshold each having annual escalators.  Green Leaf is also the tenant on the Company’s Golden Eagle Ranch property.  The acquisition was funded from cash on hand and additional borrowings under the Company’s existing revolving credit facilities. There were no other acquisitions during the nine months ended September 30, 2016.

Disposition

On July 27, 2016, the Company completed the sale of its Hawk Creek Ranch development property for a gross sales price of $11.25 million.  The property, which was not expected to be under commercial lease until 2021, was listed with a broker prior to the Company announcing its strategic alternatives review process in April 2016.  The net proceeds (net of transaction costs) of $10.8 million were used to pay down outstanding balances under the Company’s revolving credit facilities in the amount of $6.0 million, to fully pay down the Legacy performance fee payable to the Agricultural Sub-Adviser (and accrued interest thereon) in the amount of $1.1 million, with the remainder held in cash.  The Company realized a gain of approximately $2.2 million on the sale.  The Company currently has no other individual properties listed for sale.  There were no other dispositions during the nine months ended September 30, 2016.

Review of Strategic Alternatives and Execution of an Agreement and Plan of Merger with Farmland Partners Inc. (NYSE: FPI) ("FPI")

On April 14, 2016, the Company announced that its Board of Directors had authorized the Company to commence a review of strategic alternatives to enhance shareholder value.  Since the Offering, the Company’s shares have consistently traded at a substantial discount to net asset value which, as of December 31, 2015, was estimated to be $10.05 per share.  The Company’s net asset value is based upon independent third-party appraisals of its farms which were performed as of December 31, 2015.  The Company retained Citigroup Global Markets Inc. and Raymond James & Associates, Inc. as its financial advisors and Goodwin Procter LLP as legal counsel to assist in a comprehensive analysis of all potential strategic alternatives.  Alternatives to be explored included, among others, joint venture arrangements, a merger of the Company, or a sale of all or part of the Company and/or its assets

On September 12, 2016, the Company entered into a definitive agreement and plan of merger with  Farmland Partners Inc. (“FPI”), Farmland Partners Operating Partnership, LP (“ Farmland Partners OP”), and certain of their respective subsidiaries, pursuant to which the Company will merge with and into one of FPI’s wholly owned subsidiaries with such wholly owned subsidiary of FPI surviving the merger and a Farmland Partners OP subsidiary will merge with and into the Operating Partnership, with the Operating Partnership  surviving as a wholly owned subsidiary of FPI. The transactions contemplated by the merger agreement are expected to close in the first quarter of 2017, subject to the satisfaction of certain closing conditions. For more information about the pending merger, see Note 1 in the notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q..

We cannot assure you that we will be able to complete the mergers on the expected timeline or at all. See “Item 1A Risk Factors” included in this Quarterly Report on Form 10-Q.

Reappointment of Mr. Geoffrey M. Lewis as Chief Financial Officer Role

On September 10, 2016, Mr. Geoffrey M. Lewis, age 55, was reappointed as the Company’s Chief Financial Officer and remains the Treasurer and a Director. He reassumed the position, after an orderly transition, from Mr. Andreas Spitzer, who held the role until his planned departure on August 26, 2016. Mr. Lewis previously served as the Company’s Chief Financial Officer from the Company’s inception in 2009 through January 2016. Since 2009, Mr. Lewis has also served as the Company’s Treasurer and as a member of the Company’s Board of Directors.

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

The following table summarizes the leases in place as of September 30, 2016 across our farm portfolio and identifies the lease type and lease expiration.  Participating leases can be based on a crop share or can be comprised of fixed base rent and formulaic participating components; all of our current participating leases have both fixed base rents and participating components.

Property Name	Crops	County, State	Lease Type	Lease Term	Lease Expiration		Remaining Term at September 30, 2016 (Years)
Permanent Crop:
Kimberly Vineyard (tranche 1)	Wine grapes	Monterey, CA	Participating	3 year	10/31/2016	(1)	0.08
Kimberly Vineyard (tranche 2)	Wine grapes	Monterey, CA	Participating	5 year	10/31/2019		3.08
Golden Eagle Ranch (tranche 1)	Almonds	Stanislaus, CA	Participating	5 year	11/30/2019		3.16
Golden Eagle Ranch (tranche 2)	Almonds	Merced, CA	Participating	5 year	11/30/2019	(2)	3.16
Quail Run Vineyard	Wine grapes	Monterey, CA	Participating	2 year	10/31/2016	(1)(3)	0.08
Blue Heron Farms	Walnuts	Kings, CA	Participating	3 year	11/30/2017		1.17
Falcon Farms	Pecans	Dougherty, GA; Lowndes, AL	Participating	2 year	11/30/2016		0.17
Kingfisher Ranch	Pistachios	Fresno, CA	Participating	6 year	10/31/2020		4.08
Cougar Ranch	Varied Citrus	Fresno, CA	Participating	5 year	6/30/2020		3.75
Cheetah Ranch	Varied Citrus	Fresno, CA & Tulare, CA	Participating	5 year	6/30/2020		3.75
Puma Ranch	Almonds	Madera, CA	Participating	4 year	11/30/2019		3.16
Lynx Ranch	Almonds	Merced, CA	Participating	4 year	11/30/2019		3.16

Specialty/Vegetable Row:
Sweetwater Farm	Varied	Jackson, FL	Fixed	3 year	12/31/2016		0.25
Sandpiper Ranch	Strawberries/ Vegetables	Santa Cruz, CA	Fixed	3 year	12/31/2018		2.25
Blue Cypress Farm(4)	Varied	Brevard, FL	Fixed	1 year	12/31/2016		0.25

Commodity Row:
Pleasant Plains Farm	Corn/Soybeans	Douglas, McLean, Cass, Morgan & Sangamon, IL	Fixed	3 year	12/31/2018		2.25
Macomb Farm	Corn/Soybeans	McDonough, IL	Fixed	3 year	12/31/2016		0.25
Tillar Farm	Cotton/ Rice/ Corn/Soybeans	Drew, AR	Fixed	1 year	12/31/2016		0.25
Kane County Farms	Corn/Soybeans	Kane, IL	Fixed	3 year	12/31/2018		2.25

Development:
Roadrunner Ranch	Citrus	Tulare, CA	—	—	—		—
Condor Ranch	Avocados/ Lemons	Ventura, CA	Participating	3 year	10/31/2018	(5)	2.08
Grassy Island Groves	Citrus	Okeechobee, FL	—	—	—		—
Hawk Creek Ranch (6)	Pistachios	Yolo, CA	—	—	—		—
Pintail Vineyards	Wine grapes	Yolo, CA	—	—	—		—

(1)	The current leases for Kimberly Vineyard (tranche 1) and Quail Run Vineyard were each extended for one month to allow for continued negotiations towards a lease renewal or amendment.
(2)

The leasable acres on Golden Eagle Ranch (tranche 2), which is leased to the same tenant as Golden Eagle Ranch (tranche 1), were incorporated into the existing Golden Eagle Ranch (tranche 1) lease by addendum; no separate lease was executed.

(3)

The tenant at Quail Run Vineyard began leasing an incremental block for the 2016 crop year, which lease will expire in 2016, concurrent with the expiration of the lease for the other blocks. This block was previously leased to another tenant.

(4)

Blue Cypress Farm development was completed subsequent to December 31, 2015, and a short term lease ending December 31, 2016 and covering the 2016 growing seasons was executed with a new tenant in the first quarter of 2016.  The property was moved from the development segment to the specialty/vegetable row segment in the first quarter of 2016.

(5)	The current lease for Condor Ranch provides for all acreage, whether currently commercial, in transition or in development, to fold into the lease during the lease term.
(6)	Hawk Creek Ranch was sold on July 27, 2016 for a gross sales price of $11.25 million.

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

Rental revenue from larger farms will have a direct bearing on our overall revenues.  For example, our Golden Eagle Ranch property was responsible for 41.4% of our 2015 fixed and participating rent, which represents rent received for the year ended December 31, 2015 and includes certain rent from participating leases for the 2014 crop year that was not recognized in 2014, but does not include rent still to be paid under participating leases for the 2015 crop year that has been and is yet to be recognized in 2016.  Our Golden Eagle Ranch property represented 19.7% of our fixed and participating rent for the nine months ended September 30, 2016 as compared to 51.4% for the nine months ended September 30, 2015.  As further discussed in “Results of Operations”, the period to period decline in participating rents from Golden Eagle Ranch have significantly impacted the Company’s total operating revenues.

Development Farms

On July 27, 2016, we sold our Hawk Creek Ranch pistachio development property for a gross sales price of $11.25 million.  Excluding Hawk Creek Ranch, four of our farms are either completely or in majority under development and one farm is partially, but less than a majority, under development at present. The farms that are completely (or in majority) under development as of September 30, 2016 include Roadrunner Ranch, Condor Ranch, Pintail Vineyards and Grassy Island Groves. In addition, our Quail Run Vineyard is partially, but less than a majority, under development. Portions of our other farms may contain young non-mature acres that are not yet commercially productive, but are not included in the development segment as such farms do not require the continued capital expenditures associated with development, and such development acreage represents a minority of the property acreage. Further, given that our Golden Eagle Ranch consists of trees that were planted at different times, we will periodically redevelop minor portions of the farm where the trees are nearing the end of their productive lives. Rental revenues will not be generated on these development farms until they become commercially productive, and for farms that are in partial development, any revenues may be offset to a varying degree from development capital expenditures. We expect our current farms under development to become commercially productive and leased to tenants between 2017 and 2019, depending on each property’s current stage of development and the crop type for which it is being developed. While development farms represent one of the four main sub-categories of our farms, our current intent is to seek to acquire income producing farms in order to ensure adequate income generation; therefore, our level of capital expenditures as a percentage of total asset value is expected to decline going forward.

Our Blue Cypress Farm was previously categorized as a development farm but became commercially productive in the first quarter of 2016. A short term lease ending December 31, 2016 and covering the 2016 growing seasons was executed with a new tenant in the first quarter of 2016.  The lease provided the tenant an early termination option on the earlier of the harvesting of the 2016 spring crop or June 1, 2016.  The tenant did not exercise this early termination option and subsequent to a successful harvest of the spring crop is in the process of planting a second crop on the property for fall harvest. Further, the development acreage on our Condor Ranch and Quail Run Vineyard is now under a transitional lease, and while not yet commercially productive, will continue to mature over the next couple of years as its development concludes. Similarly, we are in negotiations in connection with a transitional lease for the majority of the development acres on our Roadrunner Ranch, which is expected to be executed later in the fourth quarter of 2016.

Capital Expenditures

In connection with our development and redevelopment farms, as well as due to regular operating maintenance costs, capital expenditures during the nine months ended September 30, 2016 were approximately $4.3 million before revenue offsets. We currently estimate approximately $3.4 million before revenue offsets in remaining capital expenditures, of which approximately $0.7 million is planned for the remainder of 2016, to complete our existing development projects on Roadrunner Ranch, Condor Ranch, Quail Run Vineyard, Grassy Island Groves, and Pintail Vineyards (but excluding Hawk Creek Ranch, which was sold on July 27, 2016), which include cultural costs incurred for crops that are producing, but not at commercially productive or leasable levels. Additionally, we currently estimate approximately $2.5 million before revenue offsets in remaining capital expenditures, of which approximately $1.0 million is planned for the remainder of 2016, for redevelopment and partial development projects on our Golden Eagle Ranch, Falcon Farms and Kingfisher Ranch.  Thereafter, we would expect our capital expenditures related to our development and redevelopment farms to decline as we are focusing on acquiring more crop producing farms and fewer development farms until more of our existing development projects are complete.

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

Crop Prices

Crop prices are impacted by a variety of factors, including, among others, global production and demand estimates, adverse weather conditions, crop disease in important global farming regions, changes in government regulations and policy, fluctuations in global wealth, currency fluctuations, changes in foreign trade and export markets, and military conflicts. Any of these factors may result in crop price volatility, which may either positively or negatively impact the value of our tenants’ crop yields. Prices for many commodity row crops, particularly corn, have generally experienced significant declines in 2013 through the third quarter of 2016, but we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that those declines in prices for commodity row crops represent a correction to historical norms (adjusted for inflation) after a period of heightened prices stemming in part from the drought that impacted crop supply in the Midwest in 2012, and we believe that long-term growth trends in global population will result in increased prices for commodity row crops over time. Additionally, these declines in commodity row crop pricing have been offset by record crop production and strong permanent crop prices in other regions during certain periods in that time range. With respect to permanent crop prices, almonds and walnuts have declined from record high prices exhibited in 2013 through 2015 and are trading closer to historical averages.  Prices for other permanent crops such as citrus are currently trading above historical averages. While we anticipate prices for crops will generally increase over the long-term due to overarching global trends in population growth and declining supply of arable land, there will likely be future price variability for the reasons discussed above.

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

As September 30, 2016, we had eleven farms that were subject to participating leases, and we expect to use similar leasing structures in the future. Payments under such leases are made two to four times annually, with some payments being made in the year subsequent to the relevant harvest, which causes revenue to be concentrated unevenly in the fourth, first and second quarters of each year, varying in amount and timing from year to year. Pistachios, which are planted on Kingfisher Ranch, are generally harvested in the fall with crop sales (and thus the Company’s participating rents) typically occurring and being recognized in both the fourth quarter of the harvest year as well as into the following year. However, Kingfisher Ranch experienced a weak 2015 production yield and, accordingly, the tenant pursued insurance claims under its crop insurance policies which were settled in full in the fourth quarter of 2015 and resulted in the Company’s recognition of higher than otherwise expected participating revenues in 2015 for Kingfisher Ranch because in the event of a normal crop, a portion of the 2015 crop yield would have been recognized as 2016 participating revenues, but due to the insurance settlement, substantially all 2015 crop revenues were recognized in 2015.  The full insurance settlement recognition in 2015 resulted in no 2016 participating revenues at Kingfisher Ranch for the 2015 crop. In addition, our Golden Eagle Ranch generated strong participating revenues in 2015 due to the strength of the 2014 crop production as well as high almond prices throughout the majority of 2015 when the 2014 crop was sold by the tenant.  However, the 2015 crop at Golden Eagle Ranch was significantly lower than the 2014 crop due to poor weather-related growing conditions.  Lower 2015 farm production combined with a more recent decline in almond prices is expected to result in substantially lower participating rents from Golden Eagle Ranch in 2016 than were recorded in 2015, as occurred in the first half of 2016.  As previously discussed, due to the year over year decline in participating rents expected from Golden Eagle Ranch during 2016, the Company expects 2016 operating revenues generated from same-property farms to be lower in 2016 than in 2015.

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

Reportable Segments

We operate our business in four reportable segments: Permanent Crop, Specialty/Vegetable Row Crop, Commodity Row Crop and Development.

Permanent Crop Segment

As of September 30, 2016, our permanent crop segment consisted of our Kimberly Vineyard, Golden Eagle Ranch, Quail Run Vineyard, Blue Heron Farms, Falcon Farms, Kingfisher Ranch, Cougar Ranch, Cheetah Ranch, Puma Ranch and Lynx Ranch properties, with an aggregate of 5,428 tillable acres and 6,826 gross acres.  However, 77 acres of Quail Run Vineyard are currently subject to development and are under transitional lease. The leases for these farms terminate between 2016 and 2020.  Leases with the tenants on the first tranche of Kimberly Vineyard, Quail Run Vineyard and Falcon Farms are set to expire in 2016, and we expect to begin negotiating renewals for these properties in advance of their expiration. Farms in our permanent crop segment are generally subject to participating leases, under which a part or all of the rent is derived from participation in crop revenues or a share of the final crop, often with a fixed base rental amount, and which tend to have longer lease terms of three to five years.

Specialty/Vegetable Row Crop Segment

Subsequent to December 31, 2015, development of our Blue Cypress Farm property was completed, the property deemed mature, and we executed a 2016 crop season lease with a tenant.  Accordingly, the property was moved from the Development Segment to the Specialty/Vegetable Row Crop Segment during the first quarter of 2016.

As of September 30, 2016, our Specialty/Vegetable Row Crop segment consisted of our Sandpiper Ranch, Sweetwater Farm and Blue Cypress Farm properties, with an aggregate of 3,644 tillable acres and 4,502 gross acres. The leases for these farms terminate in 2016 and 2018. The leases with the tenants on our Sweetwater Farm and Blue Cypress Farm are set to expire in 2016, and we expect to begin negotiating renewals for these properties in advance of their expiration or later in 2016. Farms in our Specialty/Vegetable Row Crop segment are generally subject to fixed leases, with maturities of one to three years that typically include built-in annual escalators at a fixed dollar or percentage amount.

Commodity Row Crop Segment

As of September 30, 2016, our Commodity Row Crop segment consisted of our Pleasant Plains Farm, Macomb Farm, Kane County Farms and Tillar Farm, with an aggregate of 4,446 tillable acres and 4,726 gross acres. The leases for these farms terminate in 2016 and 2018. Leases with the tenants on Macomb Farm and Tillar Farm are set to expire in 2016, and we expect to begin negotiating renewals for these properties in advance of their expiration.  Farms in our Commodity Row Crop segment are generally subject to fixed leases, with maturities of one to three years that may include built-in annual escalators at a fixed dollar or percentage amount.

Development Segment

As of September 30, 2016, our Development segment consisted of our Roadrunner Ranch, Condor Ranch, Grassy Island Groves and Pintail Vineyards properties, with an aggregate of 1,036 tillable acres and 1,744 gross acres. Development farms for permanent crops generally will not generate lease income for periods of between four and seven years, depending on the crop, with certain permanent crop types, like pistachios, taking up to nine years. The current lease for Condor Ranch provides for all acreage, whether currently commercial, in transition or in development, to fold into the lease during the lease term.

As of September 30, 2016, four of these farms are expected to become mature and productive in the next three years, including 77 acres of Quail Run Vineyard that are currently subject to development, but which is not included in this segment as the majority of the farm is mature and crop producing.

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

Some of our development acreage is under transitional leases as those acres move towards commercial productivity, and until such time as those acres are leasable under normal commercial terms.

Critical Accounting Policies and Estimates

The most recent Form 10-K we filed with the SEC on March 30, 2016, in accordance with Rule 424(b) of the Securities Act of 1933, as amended, which is accessible on the SEC’s website at www.sec.gov, contains a description of our critical accounting policies, including use of estimates, investments in real estate, impairment, revenue recognition, purchase price allocation and income taxes. For the nine months ended September 30, 2016, there were no significant changes to these policies.

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

Results of Operations

Comparison of the Three Months ended September 30, 2016 to the Three Months ended September 30, 2015

Consolidated Results

Our operating revenues for the periods presented were significantly impacted by acquisitions made during the first quarter of 2016 and the year ended December 31, 2015, and to a lesser extent by the sale of our Hawk Creek Ranch property in July 2016.  To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the components of operating revenues for our same-property portfolio, which includes only farms (and the specific tranches of farms, in cases where multiple properties acquired at different times have been aggregated into one farm) owned by us for the entirety of both periods presented.  The same-property portfolio for the quarters ended September 30, 2016 and 2015 consisted of 16 farms, including: Kimberly Vineyard, Golden Eagle Ranch (first tranche), Quail Run Vineyard, Blue Heron Farms, Falcon Farms, Sweetwater Farm, Sandpiper Ranch, Blue Cypress Farm, Pleasant Plains Farm, Macomb Farm, Tillar Farm, Kane County Farms, Condor Ranch, Roadrunner Ranch, Grassy Island Groves, and Pintail Vineyards properties.

Excluded from the same-property portfolio for the three months ended September 30, 2016 and 2015 are: Golden Eagle Ranch (second tranche) and Kingfisher Ranch, each acquired during the third quarter of 2015, Cougar Ranch, Cheetah Ranch, Puma Ranch and Lynx Ranch, each acquired during the first quarter of 2016 in connection with the Sun Dial acquisition and Hawk Creek Ranch which was disposed of in the third quarter of 2016.

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

,

	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$2,227,244	$1,273,446	$953,798	74.9%
Same-property portfolio	1,179,607	1,167,370	12,237	1.0%
Participating rent	1,978,045	545,716	1,432,329	262.5%
Same-property portfolio	600,614	545,716	54,898	10.1%
Recovery of real estate taxes	235,255	119,545	115,710	96.8%
Same-property portfolio	124,032	117,035	6,997	6.0%
Other income	56,411	20,935	35,476	169.5%
Same-property portfolio	56,411	20,935	35,476	169.5%
Total operating revenues	4,496,955	1,959,642	2,537,313	129.5%
Same-property portfolio	1,960,664	1,851,056	109,608	5.9%
OPERATING EXPENSES:
Depreciation	1,114,400	517,223	597,177	115.5%
Same-property portfolio	571,862	448,474	123,388	27.5%
Management and performance fees-related party(1)	—	715,060	(715,060)	-100.0%
Property operating expenses	653,598	312,741	340,857	109.0%
Same-property portfolio	419,335	306,105	113,230	37.0%
Due diligence costs on non-consummated transactions	—	—	—	-
Professional fees	2,321,976	139,041	2,182,935	1570.0%
Sub-advisory fees	686,797	—	686,797	100.0%
General and administrative expenses	913,286	40,710	872,576	2143.4%
Total operating expenses	5,690,057	1,724,775	3,965,282	229.9%
OPERATING (LOSS) INCOME	(1,193,102)	234,867	(1,427,969)	-608.0%
Interest income	(347)	(302)	(45)	14.9%
Interest expense and financing costs	422,456	189,613	232,843	122.8%
Total other expense	422,109	189,311	232,798	123.0%
(LOSS) INCOME BEFORE GAIN ON SALE OF ASSETS	(1,615,211)	45,556	(1,660,767)	-3645.6%
Gain on sale of assets	2,170,720	—	2,170,720	-
INCOME BEFORE INCOME TAXES	555,509	45,556	509,953	1119.4%
Income tax provision	—	—	-	100.0%
NET INCOME	555,509	45,556	509,953	1119.4%
Less net income attributable to non-controlling interests	89,952	54,203	35,749	66.0%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$465,557	$(8,647)	$474,204	-5484.0%

(1)

Performance fees refer to components of the compensation payable to AFA as our external manager pursuant to the terms of our Operating Partnership’s agreement of limited partnership. Following the Internalization Transaction on October 23, 2015, payment of these amounts ceased.

Total Operating Revenues

Total operating revenues increased $2,537,313, or 129.5%, from $1,959,642 for the three months ended September 30, 2015 to $4,496,955 for the three months ended September 30, 2016.  This increase was primarily due to $953,798 of higher fixed rent driven by new leases at acquired properties ($941,561), $1,432,329 of higher participating rent driven by new leases at acquired properties ($1,377,431), higher recovery of real estate taxes in the amount of $115,710 driven by new leases at acquired properties ($108,713) and higher other income of $35,476 described below.

Total operating revenues for our same-property portfolio increased $109,608, or 5.9%, from $1,851,056 for the three months ended September 30, 2015 to $1,960,664 for the three months ended September 30, 2016, due primarily to $54,898 of higher participating rent from Golden Eagle Ranch (first tranche) and Condor Ranch, offset by lower participating rent from Blue Heron Ranch, higher fixed rent in the amount of $12,237 as described below and higher other income of $35,476 as more fully described below.

Fixed rent increased $953,798, or 74.9%, from $1,273,446 for the three months ended September 30, 2015 to $2,227,244 for the three months ended September 30, 2016.  The increase was primarily due to fixed rent from new leases at acquired farms ($941,561), including Kingfisher Ranch, Golden Eagle Ranch (second tranche), Puma Ranch, Cheetah Ranch, Cougar Ranch and Lynx Ranch, and from a net increase of $12,237 at same-property portfolio farms.  Fixed rent for Puma Ranch, Cheetah Ranch, Cougar Ranch and Lynx Ranch was received in cash during the first quarter of 2016 that related to the beginning of the relevant crop year on each of these properties which was prior to the effective date of the respective leases.  The cash received prior to the effective date will be straight-lined to operating revenues over the terms of the leases (four to five years), and the resulting unearned portion at September 30, 2016 in the amount of $1,191,660 is included in “Unearned rent” on the consolidated balance sheet as of that date.   The remaining balance of the unearned rent at September 30, 2016 relates to rental payments received in advance in the normal course of business from leases that require annual, semi-annual or quarterly payments, as the case may be.

Fixed rent for our same-property portfolio increased by $12,237, or 1.0%, from $1,167,370 for the three months ended September 30, 2015 to $1,179,607 for the three months ended September 30, 2016, driven by increases at Blue Cypress Farms ($76,994) due to a new lease executed in the first quarter of 2016, and Condor Ranch ($19,105), somewhat offset by decreases at Golden Eagle Ranch (first tranche) ($34,942) and Quail Run Vineyard in the permanent crop segment ($18,185) and Kane County Farms ($22,614) and Pleasant Plains Farm in the commodity row crop segment ($7,237).

Participating rent increased $1,432,329, or 262.5%, from $545,716 for the three months ended September 30, 2015 to $1,978,045 for the three months ended September 30, 2016. This increase was due primarily to participating rent received from new acquisitions made in the first quarter of 2016  ($1,377,431), increased participating rent from Golden Eagle Ranch (tranche 1) ($63,539) and Condor Ranch ($30,524), offset by a decrease from Blue Heron Ranch of $39,165.

Participating rent for our same-property portfolio increased $54,898, or 10.1%, from $545,716 for the three months ended September 30, 2015 to $600,614 for the three months ended September 30, 2016.  This increase was due to increased participating rent from Golden Eagle Ranch (tranche 1) ($63,539) and Condor Ranch ($30,524), offset by a decrease from Blue Heron Ranch of $39,165.

Recovery of real estate taxes increased $115,710, or 96.8%, from $119,545 for the three months ended September 30, 2015 to $235,255 for the three months ended September 30, 2016.  This increase was primarily due to the real estate taxes incurred and recovered at acquired properties ($108,713).  Recovery of real estate taxes at same-property portfolio farms increased $6,997, or 6.0%, from $117,035 for the three months ended September 30, 2015 to $124,032 for the three months ended September 30, 2016, due in part to an increase in real estate taxes paid by us and recovered from the tenant at Condor Ranch.

Other income increased by $35,476, or 169.5%, from $20,935 for the three months ended September 30, 2015 to $56,411 for the three months ended September 30, 2016.  The increase was due to income earned at Falcon Farms in the third quarter of 2016 related to insurance proceeds of $10,261 and $25,215 in additional revenue received from our Blue Cypress Farm in the third quarter of 2016 for miscellaneous use of the farm.

Total Operating Expenses

Total operating expenses increased by $3,965,282, or 229.9%, from $1,724,775 for the three months ended September 30, 2015 to $5,690,057 for the three months ended September 30, 2016.

Depreciation expense increased by $597,177 as compared to the prior year comparable quarter, due primarily to the depreciation from acquisitions made in the third quarter of 2015 ($94,891) and the first quarter of 2016 ($398,300), as well as higher depreciation from Condor Ranch ($56,508) and Blue Cypress Farm ($45,932).

Management and performance fees-related party ceased following the Internalization Transaction and decreased by $715,060 as compared to the prior year comparable quarter.  Following the Internalization Transaction, the Company directly incurs the costs associated with retaining its own employees, and the costs associated with the transitional services agreement with Optima Fund Management LLC, under which the Company is provided certain accounting, information technology, human resources and facilities services, among others.

Property operating expenses increased by $340,857 as compared to the prior year comparable quarter, driven largely by the operating costs of properties acquired during the third quarter of 2015 ($41,488) and the first quarter of 2016 ($186,144), as well as higher property operating expenses at same-property portfolio farms which increased by $113,230 or 37.0% as compared to the prior year comparable quarter due largely to higher repairs and maintenance on our Roadrunner Ranch, Condor Ranch, Blue Cypress Farm and Blue Heron Farms properties in the amount of $86,320 in aggregate and higher management fees attributable to increased revenues in the quarter.

Professional fees increased by $2,182,935 to $2,321,976 for the third quarter of 2016 as compared to $139,041 in the prior year comparable quarter, and related primarily to $2,008,212 related to the ongoing strategic alternatives review process, and higher professional legal and accounting fees incurred as a public company in general.

Sub-advisory fees increased by $686,797 as compared to the prior year comparable quarter, which had no such expenses, and represent the fees paid to the Company’s Agricultural Sub-Adviser under the Amended and Restated Sub-Advisory Agreement, which took effect upon the consummation of the Offering.  The fees are determined based on a percentage of the appraised value of gross real estate assets under management.

Lastly, general and administrative expenses increased by $872,576 to $913,286 as compared to $40,710 in the prior year comparable quarter.  The increase was primarily driven by compensation expense ($543,705), costs that were not incurred in the prior year period, as well as higher directors’ fees ($124,187) and insurance expenses ($93,671) than those incurred during the prior year comparable period reflecting the costs of operating as a public company.  Following the Internalization Transaction, the Company incurs costs associated with retaining its own employees, costs associated with the transitional services agreement with Optima Fund Management LLC discussed above, and other incremental costs associated with being a public company, including maintaining a public company board of directors, directors and officers insurance, listing fees and printing fees.

Total Other Expense

Total other expense increased by $232,798, or 123.0%, from $189,311 for the three months ended September 30, 2015 to $422,109 for the three months ended September 30, 2016. The increase in total other expense is due to higher interest paid on our credit facilities due to the higher average balances outstanding under our credit facilities in the third quarter of 2016 as compared to the third quarter of 2015 and  higher amortization of deferred financing fees associated with the origination of the credit facilities during 2015.

Permanent Crop Segment

Our permanent crop segment operating revenues for the periods presented were impacted by acquisitions made during the first quarter of 2016 and the year ended December 31, 2015. To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Kimberly Vineyard, Golden Eagle Ranch (first tranche), Quail Run Vineyard, Blue Heron Farms and Falcon Farms, permanent crop properties owned by us for the entirety of both periods presented.  Properties excluded from the same-property portfolio for the periods ended September 30, 2016 and 2015 are: Golden Eagle Ranch (second tranche) and Kingfisher Ranch, each acquired during the third quarter of 2015, and Cougar Ranch, Cheetah Ranch, Puma Ranch and Lynx Ranch, each acquired during the first quarter of 2016.

	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$1,540,747	$658,414	$882,333	134.0%
Same-property portfolio	493,110	552,338	(59,228)	(10.7)%
Participating rent	1,947,521	545,716	1,401,805	256.9%
Same-property portfolio	570,090	545,716	24,374	4.5%
Recovery of real estate taxes	204,744	92,476	112,268	121.4%
Same-property portfolio	93,521	89,966	3,555	4.0%
Other income	10,261	—	10,261	100.0%
Same-property portfolio	10,261	—	10,261	100.0%
Total operating revenues	3,703,273	1,296,606	2,406,667	185.6%
Same-property portfolio	1,166,982	1,188,020	(21,038)	(1.8)%
OPERATING EXPENSES:
Depreciation	927,354	414,632	512,722	123.7%
Same-property portfolio	390,491	370,960	19,531	5.3%
Property operating expenses	469,650	188,968	280,682	148.5%
Same-property portfolio	235,444	182,394	53,050	29.1%
Professional fees	6,957	7,746	(789)	(10.2)%
Total operating expenses	1,403,961	611,346	792,615	129.7%
OPERATING INCOME	$2,299,312	$685,260	$1,614,052	235.5%

Total Operating Revenues

Total operating revenues for our permanent crop segment increased $2,406,667, or 185.6%, from $1,296,606 for the three months ended September 30, 2015 to $3,703,273 for the three months ended September 30, 2016, which increase was principally due to an increase in fixed rent of $882,333 driven primarily by new leases at acquired properties, an increase in participating rent of $1,401,805 due primarily to new acquisitions made in the first quarter of 2016 and an increase in recovery of real estate taxes from tenants of $112,268 commensurate with the increase in real estate taxes incurred due primarily to acquired properties..  Total operating revenues for our same-property permanent crop portfolio decreased $21,038, or 1.8%, from $1,188,020 for the three months ended September 30, 2015 to $1,166,982 for the three months ended September 30, 2016, due primarily to lower fixed rent of $59,228 primarily due to Golden Eagle Ranch (first tranche) and Quail Run Vineyard, offset by higher participating rent of $24,374 due to higher participating rent at Golden Eagle Ranch (first tranche) as described above, offset itself by lower participating rent from Blue Heron Farms, and higher other income in the amount of $10,261 relating to insurance proceeds earned at Falcon Farms in the third  quarter of 2016.

Fixed rent for our permanent crop segment increased $882,333, or 134.0%, from $658,414 for the three months ended September 30, 2015 to $1,540,747 for the three months ended September 30, 2016. The increase was due to higher fixed rent from acquired properties in the first quarter of 2016 in the amount of $811,685 and acquired properties in the third quarter of 2015 in the amount of $129,876, offset by lower fixed rent from Golden Eagle Ranch (first tranche) ($34,942) and Quail Run Vineyard ($18,185).  Fixed rent for our same-property permanent crop portfolio decreased $59,228, or 10.7%, from $552,338 for the three months ended September 30, 2015 to $493,110 for the three months ended September 30, 2016, due to lower fixed rents from Golden Eagle Ranch (first tranche) due to decreased acreage as certain acres were removed to be redeveloped due to their age ($34,942), and Quail Run Vineyard as certain acreage was folded into the participating lease with the existing tenant, which provides for a lower fixed base rent than the previous fixed lease that governed such acreage plus the potential for additional participation above a threshold ($18,185).

Participating rent for our permanent crop segment increased $1,401,805, or 256.9%, from $545,716 for the three months ended September 30, 2015 to $1,947,521 for the three months ended September 30, 2016. This increase was due primarily to participating rent received from new acquisitions made in the first quarter of 2016 ($1,377,431), and increased participating rent from Golden Eagle Ranch (tranche 1) ($63,539), offset by a decrease from Blue Heron Farms of $39,165. Participating rent for our same-property permanent crop portfolio increased $24,374, or 4.5%, from $545,716 for the three months ended September 30, 2015 to $570,090 for the three months ended September 30, 2016, due to increased participating rent from Golden Eagle Ranch (tranche 1) ($63,539), offset by a decrease from Blue Heron Farms of $39,165.

Recovery of real estate taxes for our permanent crop segment increased $112,268, or 121.4%, from $92,476 for the three months ended September 30, 2015 to $204,744 for the three months ended September 30, 2016.  This increase is due primarily to the higher real estate tax recovery associated acquired properties in the first quarter of 2016 in the amount of $75,145 and acquired properties in the third quarter of 2015 in the amount of $33,568, , which increase in recovery is commensurate with the higher real estate taxes incurred from ownership of these acquired farms.  Recovery of real estate taxes for our permanent crop segment same-property portfolio was $93,521 for the quarter ended September 30, 2016, an increase of 4.0% compared to the same quarter in the prior year.

Other income for our permanent crop segment was $10,261 for the quarter ended September 30, 2016 as compared to $0 for the same quarter in the prior year.  The income relates to insurance proceeds earned at Falcon Farms.

Total Operating Expenses

Total operating expenses for our permanent crop segment increased $792,615, or 129.7%, from $611,346 for the three months ended September 30, 2015 to $1,403,961 for the three months ended September 30, 2016. The increase was primarily due to higher depreciation of $512,722 due primarily to depreciation from acquired farms ($493,191) and from higher property operating expenses of $280,682 due to increased operating expenses associated with acquired farms in the third quarter of 2015 and first quarter of 2016 ($227,632) and increased repairs and maintenance of $40,009 primarily on Blue Heron Farms.  Depreciation expense at our same-property portfolio permanent crop properties was $19,531 higher than the corresponding period last year due to increased depreciation from added acreage on our Blue Heron Farms and Quail Run Vineyard properties offset by lower depreciation from Golden Eagle Ranch (tranche 1) due to acreage taken out of production for redevelopment.  Property operating expenses at our same-property portfolio permanent crop properties were $53,050 higher largely due to higher repairs and maintenance expenses primarily on Blue Heron Farms.

Specialty/Vegetable Row Crop Segment

Our specialty/vegetable row crop segment operating revenues for the periods presented were impacted by the reclassification of Blue Cypress Farm from the development segment to the specialty/vegetable row crop segment during the first quarter of 2016, due to the completion of the development project and execution of a tenant lease for the property during the first quarter of 2016. To highlight the effect of changes due to the reclassification, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Sweetwater Farm and Sandpiper Ranch, properties categorized as specialty/vegetable row crop farms for the entirety of both periods presented. Blue Cypress Farm is excluded from the specialty/vegetable row crop segment same-property portfolio for the periods ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$274,936	$192,725	$82,211	42.7%
Same-property portfolio	197,942	192,725	5,217	2.7%
Recovery of real estate taxes	24,321	23,803	518	2.2%
Same-property portfolio	24,321	23,803	518	2.2%
Other income	46,150	3,750	42,400	1130.7%
Same-property portfolio	3,750	3,750	—	—
Total operating revenues	345,407	220,278	125,129	56.8%
Same-property portfolio	226,013	220,278	5,735	2.6%
OPERATING EXPENSES:
Depreciation	78,310	23,597	54,713	231.9%
Same-property portfolio	25,012	23,597	1,415	6.0%
Property operating expenses	74,642	41,285	33,357	80.8%
Same-property portfolio	42,526	41,285	1,241	3.0%
Professional fees	810	639	171	26.8%
Total operating expenses	153,762	65,521	88,241	134.7%
OPERATING INCOME	$191,645	$154,757	$36,888	23.8%

Total Operating Revenues

Total operating revenues for our specialty/vegetable row crop segment increased $125,129, or 56.8%, from $220,278 for the three months ended September 30, 2015 to $345,407 for the three months ended September 30, 2016, which increase is primarily due to higher fixed rent from Blue Cypress Farm due to the execution of a new tenant lease for the 2016 crop season ($76,994) ,higher fixed rent from Sandpiper Ranch ($5,217) from a renewed lease and $42,400 in additional revenue received from our Blue Cypress Farm in the third quarter of 2016 for miscellaneous use of the farm.   Total operating revenues for our same-property specialty/vegetable row crop portfolio increased $5,735, or 2.6%, from $220,278 for the three months ended September 30, 2015 to $226,013 for the three months ended September 30, 2016, due primarily to $5,217 of higher fixed rent from Sandpiper Ranch as described above.

Fixed rent for our specialty/vegetable row crop segment increased $82,211, or 42.7%, from $192,725 for the three months ended September 30, 2015 to $274,936 for the three months ended September 30, 2016. The increase was due to higher fixed rent from Blue Cypress Farm due to the execution of a new tenant lease and to Sandpiper Ranch where a lease renewal was executed during 2015 at a higher fixed rent than the previous lease.  Fixed rent for our same-property specialty/vegetable row crop portfolio increased $5,217, or 2.7%, from $192,725 for the three months ended September 30, 2015 to $197,942 for the three months ended September 30, 2016, due to higher fixed rent from Sandpiper Ranch as discussed above.

Recovery of real estate taxes increased $518, or 2.2%, from $23,803 for the three months ended September 30, 2015 to $24,321 for the three months ended September 30, 2016. The increase was attributable to the higher real estate taxes we were required to pay on our Sandpiper Ranch property and, hence, the higher amount for which our tenant was required to reimburse us.

Other income increased by $42,400 due to additional revenue received from our Blue Cypress Farm for miscellaneous use of the farm.

Total Operating Expenses

Total operating expenses for our specialty/vegetable row crop segment increased $88,241, or 134.7%, from $65,521 for the three months ended September 30, 2015 to $153,762 for the three months ended September 30, 2016. The increase was primarily due to $54,713 of higher depreciation which was primarily due to the reclassification of Blue Cypress Farm to the specialty/vegetable row crop segment ($53,298) and commencement of depreciation on the assets of this farm, and higher property operating expenses of $33,357 also primarily due to the reclassification of Blue Cypress Farm to this segment ($32,116).  Depreciation expense and property operating expenses at our same-property portfolio specialty/vegetable row crop properties were largely unchanged period to period.  .

Commodity Row Crop Segment

We owned all of our commodity row crop farms (Pleasant Plains Farm, Macomb Farm, Tillar Farm and Kane County Farms) for the entirety of the three months ended September 30, 2016 and September 30, 2015.

	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$368,856	$398,707	$(29,851)	(7.5)%
Other income	—	—	—	—
Total operating revenues	368,856	398,707	(29,851)	(7.5)%
OPERATING EXPENSES:
Depreciation	927	927	—	—
Property operating expenses	60,950	63,360	(2,410)	(3.8)%
Total operating expenses	61,877	64,287	(2,410)	(3.7)%
OPERATING INCOME	$306,979	$334,420	$(27,441)	(8.2)%

Total Operating Revenues

Total operating revenues (comprising fixed rent ) for our commodity row crop segment decreased $29,851, or 7.5%, from $398,707 for the three months ended September 30, 2015 to $368,856 for the three months ended September 30, 2016, due to lower fixed rent at Kane County Farms ($22,614) and Pleasant Plains Farm ($7,237).  Lease renewals were executed during 2015 with the tenants at Kane County Farms and Pleasant Plains Farm at lower fixed rent payments, reflecting the weakened leasing conditions in the commodity row crop category following the decline in commodity row crop prices over the last several years.  A lease renewal was also executed during 2015 with the tenant at Tillar Farm at the same fixed rent as the previous lease.

Total Operating Expenses

Total operating expenses for our commodity row crop segment decreased $2,410, or 3.7%, from $64,287 for the three months ended September 30, 2015 to $61,877 for the three months ended September 30, 2016. The decrease is primarily due to lower management fees related to less fixed rent ($1,940) and lower real estate taxes ($838), offset by $450 in increased repairs and maintenance on the Tillar Farms property.

Development Segment

Our development segment operating results for the periods presented were impacted by (i)  the sale of Hawk Creek Ranch in the quarter ended September 30, 2016, and (ii) the reclassification of Blue Cypress Farm from the development segment to the specialty/vegetable row crop segment effective for the quarter ended March 31, 2016, due to the completion of the development project and execution of a tenant lease for the property during the first quarter of 2016. To highlight the effect of changes due to the reclassification, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Roadrunner Ranch, Pintail Vineyards, Grassy Island Groves and Condor Ranch properties categorized as development farms for the entirety of both periods presented.  Hawk Creek Ranch and Blue Cypress Farm are excluded from the development segment same-property portfolio for the period ended September 30, 2015 and Hawk Creek Ranch is excluded from the development segment same-property portfolio for the period ended September 30, 2016.

Our development segment operating revenues are generated from Condor Ranch and Grassy Island Groves on the portion of the properties that is not under development. We derived no revenues from our other properties under development including Roadrunner Ranch and Pintail Vineyards in the third quarter of 2016 (and including Blue Cypress in the third quarter of 2015).

	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$42,705	$23,600	$19,105	81.0%
Same-property portfolio	42,705	23,600	19,105	81.0%
Participating rent	30,524	—	30,524	-
Same-property portfolio	30,524	—	30,524	-
Recovery of real estate taxes	6,190	3,266	2,924	89.5%
Same-property portfolio	6,190	3,266	2,924	89.5%
Other income	—	17,185	(17,185)	(100.0)%
Same-property portfolio	—		—	—
Total operating revenues	79,419	44,051	35,368	80.3%
Same-property portfolio	79,419	26,866	52,553	195.6%
OPERATING EXPENSES:
Depreciation	107,662	78,067	29,595	37.9%
Same-property portfolio	102,134	45,624	56,510	123.9%
Property operating expenses	48,356	19,128	29,228	152.8%
Same-property portfolio	48,299	15,666	32,633	208.3%
Professional fees	943	787	156	19.8%
Total operating expenses	156,961	97,982	58,979	60.2%
OPERATING LOSS	$(77,542)	$(53,931)	$(23,611)	43.8%

Total Operating Revenues

Total operating revenues for our development segment increased $35,368, or 80.3%, from $44,051 for the three months ended September 30, 2015 to $79,419 for the three months ended September 30, 2016, which increase was primarily due to higher fixed rent  from Condor Ranch ($19,105) due to additional acreage and higher fixed rent under the renewed lease, $30,524 of participating rent from Condor Ranch and from $2,924 of higher recovery of real estate taxes at Condor Ranch.  That was offset by other income earned at Blue Cypress Farm in the second quarter of 2015.

Total operating revenues for our same-property portfolio increased $52,553, or 195.6%, from $26,866 for the three months ended September 30, 2015 to $79,419 for the three months ended September 30, 2016, which increase was primarily due to higher fixed rent from Condor Ranch ($19,105) due to additional acreage and higher fixed rent under the renewed lease, $30,524 of participating rent from the Condor Ranch and from $2,924 of higher recovery of real estate taxes at Condor Ranch.

Fixed rent (including for the same-property portfolio) increased $19,105, or 81.0%, from $23,600 for the three months ended September 30, 2015 to $42,705 for the three months ended September 30, 2016, due to additional acreage and higher fixed rent under the renewed lease for Condor Ranch.

Participating rent (including for the same-property portfolio) was $30,524 for the three months ended September 30, 2016 compared to $0 for the three months ended September 30, 2015, due to additional acreage in the Condor Ranch lease and higher commodity prices.

Recovery of real estate taxes for our development segment (including for the same-property portfolio) increased $2,924, or 89.5%, from $3,266 for the three months ended September 30, 2015 to $6,190 for the three months ended September 30, 2016. This increase was directly related to higher real estate taxes we paid on the Condor Ranch property, which is recovered from the tenant.

There was no other income earned during the three months ended September 30, 2016, whereas Blue Cypress Farm received $17,185 in other income in the third quarter of 2015.

Total Operating Expenses

Total operating expenses for our development segment increased $58,979, or 60.2%, from $97,982 for the three months ended September 30, 2015 to $156,961 for the three months ended September 30, 2016.  The increase was driven primarily by $29,228 of higher property operating expenses primarily due to higher direct operating costs at Roadrunner Ranch (due to repairs and maintenance)  ($10,468) and higher property operating expenses at Condor Ranch ($22,174 primarily due to increased repairs and maintenance).  Property operating expenses for our same-property portfolio development segment increased $32,633 due to higher operating expenses at Roadrunner Ranch and Condor Ranch as described above.  Higher depreciation in the amount of $29,595 also contributed to the increase in total operating expenses and was due to higher depreciation at Condor Ranch ($56,510), offset by the $7,367 of depreciation incurred in the third quarter of 2015 associated with Blue Cypress Farm which was not incurred in the development segment in the second quarter of 2016 and $19,548 of less depreciation incurred on the Hawk Creek Ranch property as it was disposed of at the end of July 2016.  Depreciation expense for our same-property portfolio development segment increased $56,510 due to higher depreciation at Condor Ranch as described above.

Comparison of the Nine Months ended September 30, 2016 to the Nine Months ended September 30, 2015

Consolidated Results

Our operating revenues for the periods presented were significantly impacted by acquisitions made during the first quarter of 2016 and the year ended December 31, 2015 and to a lesser extent by the sale of our Hawk Creek Ranch property in the third quarter of 2016.  To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues for our same-property portfolio, which includes only farms (and the specific tranches of farms, in cases where multiple properties acquired at different times have been aggregated into one farm) owned by us for the entirety of both periods presented.  The same-property portfolio for the nine months ended September 30, 2016 and 2015 consisted of 16 farms, including: Kimberly Vineyard, Golden Eagle Ranch (first tranche), Quail Run Vineyard, Blue Heron Farms, Falcon Farms, Sweetwater Farm, Sandpiper Ranch, Blue Cypress Farm, Pleasant Plains Farm, Macomb Farm, Tillar Farm, Kane County Farms, Condor Ranch, Roadrunner Ranch, Grassy Island Groves, and Pintail Vineyards properties.

Excluded from the Company’s same-property portfolio for the nine months ended September 30, 2016 and 2015 are: Golden Eagle Ranch (second tranche) and Kingfisher Ranch, each acquired during the third quarter of 2015, Cougar Ranch, Cheetah Ranch, Puma Ranch and Lynx Ranch, each acquired during the first quarter of 2016 in connection with the Sun Dial acquisition and Hawk Creek Ranch sold during the third quarter of 2016.

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

	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$6,603,778	$3,809,739	$2,794,039	73.3%
Same-property portfolio	3,701,429	$3,703,663	(2,234)	(0.1)%
Participating rent	2,670,162	2,875,280	(205,118)	(7.1)%
Same-property portfolio	1,292,731	2,875,280	(1,582,549)	(55.0)%
Recovery of real estate taxes	642,605	350,304	292,301	83.4%
Same-property portfolio	364,897	347,794	17,103	4.9%
Other income	83,911	62,735	21,176	33.8%
Same-property portfolio	83,911	62,735	21,176	33.8%
Total operating revenues	10,000,456	7,098,058	2,902,398	40.9%
Same-property portfolio	5,442,968	6,989,472	(1,546,504)	(22.1)%
OPERATING EXPENSES:
Depreciation	3,178,372	1,410,517	1,767,855	125.3%
Same-property portfolio	1,668,046	1,333,467	334,579	25.1%
Management and performance fees-related party(1)	—	2,739,856	(2,739,856)	(100.0)%
Property operating expenses	1,825,464	1,117,155	708,309	63.4%
Same-property portfolio	1,288,037	1,110,519	177,518	16.0%
Due diligence costs on non-consummated transactions	136,862	—	136,862	100.0%
Professional fees	3,166,545	373,352	2,793,193	748.1%
Sub-advisory fees	2,132,930	—	2,132,930	100.0%
General and administrative expenses	3,607,526	187,425	3,420,101	1824.8%
Total operating expenses	14,047,699	5,828,305	8,219,394	141.0%
OPERATING (LOSS) INCOME	(4,047,243)	1,269,753	(5,316,996)	(418.7)%
Interest income	(2,026)	(1,200)	(826)	68.8%
Interest expense and financing costs	1,240,039	403,103	836,936	207.6%
Total other expense	1,238,013	401,903	836,110	208.0%
(LOSS) INCOME BEFORE GAIN ON SALE OF ASSETS	(5,285,256)	867,850	(6,153,106)	(709.0)%
Gain on sale of assets	2,163,462	—	2,163,462	(100.0)%
(LOSS) INCOME BEFORE INCOME TAXES	(3,121,794)	867,850	(3,989,644)	(459.7)%
Income tax provision	141,747	79,832	61,915	77.6%
NET (LOSS) INCOME	(3,263,541)	788,018	(4,051,559)	(514.1)%
Less net (loss) income attributable to non-controlling interests	(505,886)	316,941	(822,827)	(259.6)%
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(2,757,655)	$471,077	$(3,228,732)	(685.4)%

(1)

Performance fees refer to components of the compensation payable to AFA as our external manager pursuant to the terms of our Operating Partnership’s agreement of limited partnership. Following the Internalization Transaction on October 23, 2015, payment of these amounts ceased.

Total Operating Revenues

Total operating revenues increased $2,902,398, or 40.9%, from $7,098,058 for the nine months ended September 30, 2015 to $10,000,456 for the nine months ended September 30, 2016.  This increase was primarily due to $2,794,039 of higher fixed rent driven largely by new leases at acquired properties, higher recovery of real estate taxes in the amount of $292,301 driven by new leases at acquired properties, largely offset by $205,118 of lower participating rent due to lower participating rent from Golden Eagle Ranch (first tranche), itself offset by participating rent from the properties acquired in the first quarter of 2016.  As previously disclosed by the Company, the 2015 crop yield at Golden Eagle Ranch (first tranche) was significantly lower than the 2014 crop yield, and combined with lower commodity prices for almonds realized in the sale of the 2015 crop during the first half of 2016, resulted in a significant decrease in the gross revenues earned from the farm for the 2015 crop and our participating rent component of such revenues recorded in the first half of 2016.

Total operating revenues for our same-property portfolio decreased $1,546,504, or 22.1%, from $6,989,472 for the nine months ended September 30, 2015 to $5,442,968 for the nine months ended September 30, 2016, due primarily to $1,582,549 of lower participating rent, primarily due to Golden Eagle Ranch (first tranche) as noted above, which decreased by $1,620,857 period to period.  Additionally, a small $17,103 increase in same-property portfolio recovery of real estate taxes and $21,176 increase in other income, was offset by $2,234 same portfolio fixed rent.

Fixed rent increased $2,794,039, or 73.3%, from $3,809,739 for the nine months ended September 30, 2015 to $6,603,778 for the nine months ended September 30, 2016.  The increase was primarily due to fixed rent from new leases at acquired farms ($2,796,273), including Kingfisher Ranch, Golden Eagle Ranch (second tranche), Puma Ranch, Cheetah Ranch, Cougar Ranch and Lynx Ranch, offset by a net decrease of $2,234 at same-property portfolio farms.  Fixed rent for Puma Ranch, Cheetah Ranch, Cougar Ranch and Lynx Ranch was received in cash during the first quarter of 2016 that related to the beginning of the relevant crop year on each of these properties, which crop year commencement was prior to the effective date of the respective leases.  The cash received prior to the effective date is being straight-lined to operating revenues over the terms of the leases (four to five years), and the resulting unearned portion at September 30, 2016 in the amount of $1,191,660 is included in “Unearned rent” on the consolidated balance sheet as of that date.   The remaining balance of the unearned rent at September 30, 2016 relates to rental payments received in advance in the normal course of business from leases that require annual, semi-annual or quarterly payments, as the case may be.

Fixed rent for our same-property portfolio decreased by $2,234, or 0.1%, from $3,703,663 for the nine months ended September 30, 2015 to $3,701,429 for the nine months ended September 30, 2016, driven by increases at Sandpiper Ranch ($15,652) and Blue Cypress Farm ($183,006 and for which a new lease was executed in the first quarter of 2016) in the specialty/vegetable row crop segment, and increases at Condor Ranch ($49,583) and Grassy Island Groves ($21,057) in the development segment, largely offset by decreases at Golden Eagle Ranch (first tranche) ($116,380) and Quail Run Vineyard in the permanent crop segment ($54,554), and Kane County Farms and Pleasant Plains Farm in the commodity row crop segment ($89,519).

Participating rent decreased $205,118, or 7.1%, from $2,875,280 for the nine months ended September 30, 2015 to $2,670,162 for the nine months ended September 30, 2016. This decrease was driven by lower participating rent from Golden Eagle Ranch (first tranche) in the amount of $1,620,857 due to the reasons discussed above, lower participating rent at Quail Run Vineyard ($91,760), offset by higher participating rent from Falcon Farms ($136,767) and participating rent from the properties acquired in the first quarter of 2016 in the amount of $1,377,431.

Participating rent for our same-property portfolio decreased $1,582,549, or 55.0%, from $2,875,280 for the nine months ended September 30, 2015 to $1,292,731 for the nine months ended September 30, 2016. This decrease was driven by lower participating rent from Golden Eagle Ranch (first tranche) in the amount of $1,620,857 due to the reasons discussed above, and lower participating rent at Quail Run Vineyard ($91,760), offset by higher participating rent from Falcon Farms ($136,767).

Recovery of real estate taxes increased by $292,301, or 83.4%, from $350,304 for the nine months ended September 30, 2015 to $642,605 for the nine months ended September 30, 2016.  This increase was primarily due to the real estate taxes incurred and recovered at acquired properties ($275,198), and higher real estate taxes incurred and recovered from the tenant at Blue Heron Farms ($15,439).  Recovery of real estate taxes at same-property portfolio farms increased $17,103, or 4.9%, from $347,794 for the nine months ended September 30, 2015 to $364,897 for the nine months ended September 30, 2016, due largely to the increase at Blue Heron Farms discussed above.

Other income increased $21,176 or 33.8%, from $62,735 for the nine months ended September 30, 2015 to $83,911 for the nine months ended September 30, 2016.  The increase was due to $10,261 in insurance proceeds received by Falcon Farms and $25,215 in additional revenue received by Blue Cypress Farms related the miscellaneous use of the farm, largely offset by $14,000 of lower other income earned at Sandpiper Ranch related to the sale of water rights on the property.

Total Operating Expenses

Total operating expenses increased $8,219,394, or 141.0%, from $5,828,305 for the nine months ended September 30, 2015 to $14,047,699 for the nine months ended September 30, 2016.

Depreciation expense increased by $1,767,855 as compared to the prior year comparable period, due primarily to the depreciation from acquisitions made in the third quarter of 2015 ($365,824) and the first quarter of 2016 ($1,062,135), as well as higher depreciation from Condor Ranch ($169,513),  Blue Cypress Farm ($122,483), and Blue Heron Farms ($33,824).

Management and performance fees-related party ceased following the Internalization Transaction on October 23, 2015 and decreased by $2,739,856 as compared to the prior year comparable period.  Following the Internalization Transaction, the Company directly incurs the costs associated with retaining its own employees, and the costs associated with the transitional services agreement with Optima Fund Management LLC, under which the Company is provided certain accounting, information technology, human resources and facilities services, among others.

Property operating expenses increased by $708,309 as compared to the prior year comparable period, driven largely by the operating costs of properties acquired during the third quarter of 2015 ($102,854) and the first quarter of 2016 ($427,818), as well as by higher property operating expenses at same-property portfolio farms which increased by $177,518, or 16.0%, over the prior year comparable period, driven by increases at Grassy Island Groves (due to increased direct operations activity) and Condor Ranch (due to higher repairs and maintenance expenses) offset somewhat by lower expense at Golden Eagle Ranch (first tranche) (due to lower management fees as a result of lower revenues earned at the property).

Due diligence costs on non-consummated transactions increased by $136,862 as compared to the prior year comparable period, which had no such expenses, and related to expenses incurred in the first quarter of 2016 in evaluating certain farms for acquisition which were subsequently not acquired.

Professional fees increased by $2,793,193 to $3,166,545 for the nine months ended September 30, 2015 compared to $373,352 for the nine months ended September 30, 2015 related primarily to $2,197,174 related to the ongoing strategic alternatives review process, and  higher professional legal and accounting fees incurred as a public company in general.

Sub-advisory fees increased by $2,132,930 as compared to the prior year comparable period, which had no such expenses, and represent the fees paid to the Company’s Agricultural Sub-Adviser under the amended agreement with the Agricultural Sub-Adviser, which took effect upon the consummation of the Offering.  The fees are determined based on a percentage of the appraised value of gross real estate assets under management.  This expense includes $104,020 pertaining to the initial public offering capital compensation fee which was settled between us and our Agricultural Sub-Advisor during the second quarter of 2016 (see Note 7 Related Party Transactions of the Notes to Consolidated Financial Statements for more detail).

Lastly, general and administrative expenses increased by $3,420,101 to $3,607,526 as compared to $187,425 in the prior year comparable period.  The increase was primarily driven by compensation expense ($1,883,557), stock based compensation expense ($332,118), and a one-time hiring and recruiting expense ($335,070), each of which represent costs that were not incurred in the prior year period, as well as higher directors’ fees ($372,562) and insurance expenses ($283,217) than those incurred during the prior year comparable period reflecting the higher costs of operating as a public company.  In addition, we incurred general and administrative expenses of $44,564 related to the ongoing strategic alternatives review process.

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

Total Other Expense

Total other expense increased by $836,110, or 208.0%, from $401,903 for the nine months ended September 30, 2015 to $1,238,013 for the nine months ended September 30, 2016. The increase in total other expense is primarily due to higher interest paid on our credit facilities ($743,522) due to the higher average balances outstanding under our credit facilities in the first half of 2016 as compared to the first half of 2015, higher amortization of deferred financing fees ($50,375) associated with the origination of the credit facilities during 2015, and interest incurred on the Legacy Performance Fee payable to Agricultural Sub-Adviser.

Permanent Crop Segment

Our permanent crop segment operating revenues for the periods presented were impacted by acquisitions made during the first quarter of 2016 and the year ended December 31, 2015. To highlight the effect of changes due to acquisitions, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Kimberly Vineyard, Golden Eagle Ranch (first tranche), Quail Run Vineyard, Blue Heron Farms and Falcon Farms, permanent crop properties owned by us for the entirety of both periods presented.  Properties excluded from the same-property portfolio for the nine months ended September 30, 2016 and 2015 are: Golden Eagle Ranch (second tranche) and Kingfisher Ranch, each acquired during the third quarter of 2015, and Cougar Ranch, Cheetah Ranch, Puma Ranch and Lynx Ranch, each acquired during the first quarter of 2016.

	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$4,381,679	$1,767,419	$2,614,260	147.9%
Same-property portfolio	1,479,330	1,661,343	(182,013)	(11.0)%
Participating rent	2,639,638	2,877,202	(237,564)	(8.3)%
Same-property portfolio	1,262,207	2,877,202	(1,614,995)	(56.1)%
Recovery of real estate taxes	552,850	270,679	282,171	104.2%
Same-property portfolio	275,142	268,169	6,973	2.6%
Other income	30,261	20,000	10,261	51.3%
Same-property portfolio	30,261	20,000	10,261	51.3%
Total operating revenues	7,604,428	4,935,300	2,669,128	54.1%
Same-property portfolio	3,046,940	4,826,714	(1,779,774)	(36.9)%
OPERATING EXPENSES:
Depreciation	2,610,733	1,145,202	1,465,531	128.0%
Same-property portfolio	1,139,103	1,101,530	37,573	3.4%
Property operating expenses	1,137,705	607,892	529,813	87.2%
Same-property portfolio	600,459	601,318	(859)	(0.1)%
Professional fees	23,093	9,677	13,416	138.6%
Total operating expenses	3,771,531	1,762,771	2,008,760	114.0%
OPERATING INCOME	$3,832,897	$3,172,529	$660,368	20.8%

Total Operating Revenues

Total operating revenues for our permanent crop segment increased $2,669,128, or 54.1%, from $4,935,300 for the nine months ended September 30, 2015 to $7,604,428 for the nine months ended September 30, 2016, which increase was due to an increase in fixed rent of $2,614,260 driven by new leases at acquired properties, an increase in recovery of real estate taxes from tenants of $282,171 commensurate with the increase in real estate taxes incurred primarily from acquired properties, largely offset by a decrease in participating rent of $237,564 due to lower participating rent at Golden Eagle Ranch (first tranche), offset by participating rent received from the properties acquired in the first quarter of 2016.  Total operating revenues for our same-property permanent crop portfolio decreased $1,779,774, or 36.9%, from $4,826,714 for the nine months ended September 30, 2015 to $3,046,940 for the nine months ended September 30, 2016, due primarily to lower participating rent of $1,614,995, due to lower participating rent at Golden Eagle Ranch (first tranche) as discussed above, lower fixed rent of $182,013 due to Golden Eagle Ranch (first tranche) and Quail Run Vineyard, slightly offset by higher recovery of real estate taxes.

Fixed rent for our permanent crop segment increased $2,614,260, or 147.9%, from $1,767,419 for the nine months ended September 30, 2015 to $4,381,679 for the nine months ended September 30, 2016. The increase was due to higher fixed rent from acquired properties ($2,796,274), slightly offset by lower fixed rent from Golden Eagle Ranch (first tranche) and Quail Run Vineyard ($54,554) as discussed below.  Fixed rent for our same-property permanent crop portfolio decreased $182,013, or 11.0%, from $1,661,343 for the nine months ended September 30, 2015 to $1,479,330 for the nine months ended September 30, 2016, primarily due to lower fixed rents from Golden Eagle Ranch (first tranche) due to decreased acreage as certain acres were removed to be redeveloped due to their age and Quail Run Vineyard as certain acreage was folded into the participating lease with the existing tenant, which provides for a lower fixed base rent than the previous fixed lease that governed such acreage, plus the potential for additional participation above a threshold.

Participating rent for our permanent crop segment decreased $237,564, or 8.3%, from $2,877,202 for the nine months ended September 30, 2015 to $2,639,638 for the nine months ended September 30, 2016. This decrease was due primarily to a $1,620,857 decrease in participating rent from Golden Eagle Ranch (first tranche), which as previously disclosed by the Company had a weak 2015 crop yield, which combined with lower almond commodity pricing, has resulted in a substantial decrease in participating rents for 2016 related to the 2015 crop production,  a decrease in participating rent at Quail Run Vineyard ($91,760), as well as a decrease in participating rent at Blue Heron Farms ($39,166) , offset by participating rent from the properties acquired in the first quarter of 2016 ($1,377,431) and higher participating rent at Falcon Farms ($136,767).

Participating rent for our same-property permanent crop segment decreased $1,614,995, or 56.1%, from $2,877,202 for the nine months ended September 30, 2015 to $1,262,207 for the nine months ended September 30, 2016. This decrease was due primarily to a $1,620,857 decrease in participating rent from Golden Eagle Ranch (first tranche) for the reasons discussed above, a decrease in participating rent at Quail Run Vineyard ($91,760), as well as a decrease in participating rent at Blue Heron Farms ($39,166), offset by higher participating rent at Falcon Farms ($136,767).

Recovery of real estate taxes for our permanent crop segment increased $282,171, or 104.2%, from $270,679 for the nine months ended September 30, 2015 to $552,850 for the nine months ended September 30, 2016. This increase is primarily due to the higher real estate tax recovery associated with acquired farms ($275,198), which increase in recovery is commensurate with the higher real estate taxes incurred from ownership of these acquired farms.  Recovery of real estate taxes for our permanent crop segment same-property portfolio was $275,142 for the nine months ended September 30, 2016, essentially unchanged as compared to the same period in the prior year.

Other income for our permanent crop segment was $30,261 for the nine month period ended September 30, 2016, compared to $20,000 for the comparable prior year period.  This increase related to insurance proceeds received for Falcon Farms.

Total Operating Expenses

Total operating expenses for our permanent crop segment increased $2,008,760, or 114.0%, from $1,762,771 for the nine months ended September 30, 2015 to $3,771,531 for the nine months ended September 30, 2016. The increase was due to higher depreciation of $1,465,531 due primarily to depreciation from acquired farms ($1,427,958), higher property operating expenses of $529,813 due primarily to the operating expenses associated with acquired farms ($530,672), and to higher professional fees of $13,416.  Depreciation expense at same-property portfolio permanent crop properties increased by $37,573 and was primarily due to higher depreciation at Blue Heron Farms, and property operating expenses at our same-property portfolio permanent crop properties were essentially unchanged.

Specialty/Vegetable Row Crop Segment

Our specialty/vegetable row crop segment operating revenues for the periods presented were impacted by the reclassification of Blue Cypress Farm from the development segment to the specialty/vegetable row crop segment during the first quarter of 2016, due to the completion of the development project and execution of a tenant lease for the property during the first quarter of 2016. To highlight the effect of changes due to the reclassification, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Sweetwater Farm and Sandpiper Ranch, properties categorized as specialty/vegetable row crop farms for the entirety of both periods presented.  Blue Cypress Farm is excluded from the specialty/vegetable row crop segment same-property portfolio for the nine month periods ended September 30, 2016 and 2015.

	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$776,833	$578,175	$198,658	34.4%
Same-property portfolio	593,827	578,175	15,652	2.7%
Recovery of real estate taxes	71,547	70,021	1,526	2.2%
Same-property portfolio	71,547	70,021	1,526	2.2%
Other income	53,650	25,250	28,400	112.5%
Same-property portfolio	11,250	25,250	(14,000)	(55.4)%
Total operating revenues	902,030	673,446	228,584	33.9%
Same-property portfolio	676,624	673,446	3,178	0.5%
OPERATING EXPENSES:
Depreciation	219,619	70,790	148,829	210.2%
Same-property portfolio	75,037	70,790	4,247	6.0%
Property operating expenses	181,387	123,100	58,287	47.3%
Same-property portfolio	127,091	123,100	3,991	3.2%
Professional fees	7,758	1,701	6,057	356.1%
Total operating expenses	408,764	195,591	213,173	109.0%
OPERATING INCOME	$493,266	$477,855	$15,411	3.2%

Total Operating Revenues

Total operating revenues for our specialty/vegetable row crop segment increased $228,584, or 33.9%, from $673,446 for the nine months ended September 30, 2015 to $902,030 for the nine months ended September 30, 2016, which increase is primarily due to higher fixed rent from Blue Cypress Farm due to the execution of a new tenant lease for the 2016 crop season ($183,006), higher fixed rent from Sandpiper Ranch ($15,652) from a renewed lease and $28,400 of higher other income.  Total operating revenues for our same-property specialty/vegetable row crop portfolio increased $3,178, or 0.5%, from $673,446 for the nine months ended September 30, 2015 to $676,624 for the nine months ended September 30, 2016, due primarily to $15,652 of higher fixed rent from Sandpiper Ranch, offset by $14,000 of lower other income.

Fixed rent for our specialty/vegetable row crop segment increased $198,658, or 34.4%, from $578,175 for the nine months ended September 30, 2015 to $776,833 for the nine months ended September 30, 2016. The increase was due to higher fixed rent from Blue Cypress Farm due to the execution of a new tenant lease and to Sandpiper Ranch where a lease renewal was executed during 2015 at a higher fixed rent than the previous lease. Fixed rent for our same-property specialty/vegetable row crop portfolio increased $15,652, or 2.7%, from $578,175 for the nine months ended September 30, 2015 to $593,827 for the nine months ended September 30, 2016, due to higher fixed rent from Sandpiper Ranch as discussed above.

Recovery of real estate taxes increased $1,526, or 2.2%, from $70,021 for the nine months ended September 30, 2015 to $71,547 for the nine months ended September 30, 2016. The increase was attributable to the higher real estate taxes we were required to pay on our Sandpiper Ranch property and, hence, the higher amount for which our tenant was required to reimburse us.

Other income increased $28,400, or 112.5%, from $25,250 for the nine months ended September 30, 2015 to $53,650 for the nine months ended September 30, 2016.  The increase was due to $42,400 of additional revenues received on our Blue Cypress Farm for the miscellaneous use of the farm, offset by $14,000 lower income from water rights and excess usage of the well on our Sandpiper Ranch property.  Other income for our same-property specialty/vegetable row crop portfolio decreased by $14,000 relating to our Sandpiper Ranch property described above.

Total Operating Expenses

Total operating expenses for our specialty/vegetable row crop segment increased $213,173, or 109.0%, from $195,591 for the nine months ended September 30, 2015 to $408,764 for the nine months ended September 30, 2016. The increase was primarily due to $148,829 of higher depreciation which was primarily due to the reclassification of Blue Cypress Farm to the specialty/vegetable row crop segment ($144,582) upon commencement of depreciation on the assets of this farm, and higher property operating expenses of $58,287 also primarily due to the reclassification of Blue Cypress Farm to this segment ($54,296).  Depreciation expense and property operating expenses at our same-property portfolio specialty/vegetable row crop properties were largely unchanged period to period.

Commodity Row Crop Segment

We owned all of our commodity row crop farms (Pleasant Plains Farm, Macomb Farm, Tillar Farm and Kane County Farms) for the entirety of the nine months ended September 30, 2016 and September 30, 2015.

	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$1,106,567	$1,196,086	$(89,519)	(7.5)%
Other income	—	300	(300)	(100.0)%
Total operating revenues	1,106,567	1,196,386	(89,819)	(7.5)%
OPERATING EXPENSES:
Depreciation	2,780	2,462	318	12.9%
Property operating expenses	175,415	211,252	(35,837)	(17.0)%
Total operating expenses	178,195	213,714	(35,519)	(16.6)%
OPERATING INCOME	$928,372	$982,672	$(54,300)	(5.5)%

Total Operating Revenues

Total operating revenues for our commodity row crop segment decreased $89,819, or 7.5%, from $1,196,386 for the nine months ended September 30, 2015 to $1,106,567 for the nine months ended September 30, 2016, due primarily to lower fixed rent of $89,519, driven by decreases at Kane County Farms ($67,807) and Pleasant Plains Farm ($21,712).  Lease renewals were executed during 2015 with the tenants at Kane County Farms and Pleasant Plains Farm at lower fixed rent payments, reflecting the weakened leasing conditions in the commodity row crop category following the decline in commodity row crop prices over the last several years.  A lease renewal was also executed during 2015 with the tenant at Tillar Farm at the same fixed rent as the previous lease.

Fixed rent decreased $89,519, or 7.5%, from $1,196,086 for the nine months ended September 30, 2015 to $1,106,567 for the nine months ended September 30, 2016, due to the reasons discussed above.

Total Operating Expenses

Total operating expenses for our commodity row crop segment decreased $35,519, or 16.6%, from $213,714 for the nine months ended September 30, 2015 to $178,195 for the nine months ended September 30, 2016. The decrease is primarily due to lower real estate taxes ($17,977), lower repair and maintenance ($11,566) and lower management fees due to lower revenues ($5,837).

Development Segment

Our development segment operating results for the periods presented were impacted by the reclassification of Blue Cypress Farm from the development segment to the specialty/vegetable row crop segment in the first quarter of 2016, due to the completion of the development project and execution of a tenant lease for the property during the first quarter of 2016 and the sale of the Hawk Creek Ranch Property in the third quarter of 2016. To highlight the effect of changes due to the reclassification, we have separately discussed the components of operating revenues and property-specific operating expenses for our same-property portfolio, which includes Roadrunner Ranch, Pintail Vineyards, Grassy Island Groves, and Condor Ranch, properties categorized as development farms for the entirety of both periods presented.  Hawk Creek Ranch is excluded from the development segment same-property portfolio for the nine month periods ended September 30, 2016 and 2015 and Blue Cypress Farm is excluded from the development segment same-property portfolio for the nine month periods ended September 30, 2016 and 2015, but is included in the segment results shown below for the nine months ended September 30, 2015.

Our development segment operating revenues are generated from Condor Ranch and Grassy Island Groves on the portion of the properties that is not under development. We derived no revenues from our other properties under development including Roadrunner Ranch and Pintail Vineyards in the first three quarters of 2016 (and including Blue Cypress in the three quarters of 2015).

	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Fixed rent	$338,699	$268,059	$70,640	26.4%
Same-property portfolio	338,699	268,059	70,640	26.4%
Participating rent	30,524	(1,922)	32,446	1688.1%
Same-property portfolio	30,524	(1,922)	32,446	1688.1%
Recovery of real estate taxes	18,208	9,604	8,604	89.6%
Same-property portfolio	18,208	9,604	8,604	89.6%
Other income	—	17,185	(17,185)	(100.0)%
Same-property portfolio	—	—	—	—
Total operating revenues	387,431	292,926	94,505	32.3%
Same-property portfolio	387,431	275,741	111,690	40.5%
OPERATING EXPENSES:
Depreciation	344,795	192,063	152,732	79.5%
Same-property portfolio	306,099	136,586	169,513	124.1%
Property operating expenses	330,957	174,911	156,046	89.2%
Same-property portfolio	330,776	171,449	159,327	92.9%
Professional fees	1,706	2,959	(1,253)	(42.3)%
Total operating expenses	677,458	369,933	307,525	83.1%
OPERATING LOSS	$(290,027)	$(77,007)	$(213,020)	276.6%

Total Operating Revenues

Total operating revenues for our development segment increased $94,505, or 32.3%, from $292,926 for the nine months ended September 30, 2015 to $387,431 for the nine months ended September 30, 2016, which increase was primarily due to $70,640 of higher fixed rent, due to higher fixed rent from Grassy Island Groves ($21,057) due to higher production from the directly-operated portion of the property and to higher fixed rent from Condor Ranch ($49,583) due to additional acreage and higher fixed rent under the renewed lease, $32,446 of higher participating rent primarily due to Condor Ranch, as well as $8,604 of higher recovery of real estate taxes at Condor Ranch, offset by other income earned at Blue Cypress Farm in the three quarters of 2015. Total operating revenues for our same-property development segment increased $111,690, or 40.5%, from $275,741 for the nine months ended September 30, 2015 to $387,431 for the nine months ended September 30, 2016, which increase was primarily due to $70,640 of higher fixed rent, higher participating rent and higher recovery of real estate taxes all as described above.

Fixed rent (including for the same-property portfolio) increased $70,640, or 26.4%, from $268,059 for the nine months ended September 30, 2015 to $338,699 for the nine months ended September 30, 2016, due to the reasons discussed above.  The revenues recorded at Grassy Island Groves, categorized as fixed rent, relate to income generated from direct operations for the mature acres of the property.

Participating rent (including for the same-property portfolio) increased $32,446, or 1688.1%, from ($1,922) for the nine months ended September 30, 2015 to $30,524 for the nine months ended September 30, 2016, due to participating rent received from Condor Ranch.

Recovery of real estate taxes for our development segment (including for the same-property portfolio) increased $8,604, or 89.6%, from $9,604 for the nine months ended September 30, 2015 to $18,208 for the nine months ended September 30, 2016. This increase was directly related to higher real estate taxes we paid on the Condor Ranch property, which is recovered from the tenant.

Other income for our development segment decreased by $17,185 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2016.  That income related to our Blue Cypress property, which as discussed above has been reclassified to our specialty/vegetable row crop segment during the first quarter of 2016, and comprises additional revenue for the miscellaneous use of the farm.

Total Operating Expenses

Total operating expenses for our development segment increased $307,525, or 83.1%, from $369,933 for the nine months ended September 30, 2015 to $677,458 for the nine months ended September 30, 2016.  Contributing to the increase was $152,732 of higher depreciation, due to higher depreciation at Condor Ranch ($169,513) due to increased mature and tillable acreage that was previously deemed non-tillable and Hawk Creek Ranch ($5,318) through the date of sale of the property in July 2016, offset by the $22,099 of depreciation incurred in the first three quarters of 2015 associated with Blue Cypress Farm which was not incurred in the development segment in the first three quarters of 2016.  Depreciation expense for our same-property portfolio development segment increased $169,513 due to higher depreciation at Condor Ranch as described above. Property operating expenses for our development segment were $330,957 for the nine months ended September 30, 2016, an increase of $156,046, or 89.2%, over the prior year comparable period.  The increase was driven by higher expenses at Grassy Island Groves (primarily due to higher direct operating costs on the directly-operated portion of the farm) ($79,500) and Condor Ranch (primarily due to higher repairs and maintenance expense) ($63,425).

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

On October 23, 2015, we completed the Offering, which resulted in aggregate net proceeds to us, after deducting the underwriting discount and commissions and expenses payable by us, of approximately $39.2 million. The Company contributed the net proceeds from the Offering to its Operating Partnership in exchange for Common Units, and the Operating Partnership used $25 million to pay down debt then outstanding under the Company’s revolving credit facilities, and the remainder has been used for other general corporate purposes including partially funding the closing of the Sun Dial acquisition and the redemption of the Company’s 8% Series A Cumulative Non-Voting Preferred Stock.  As of September 30, 2016, our cash and cash equivalents balance was $1.8 million.

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

Credit Facilities

As of September 30, 2016, we had four secured revolving credit facilities in place with an aggregate principal amount of $90 million, of which $75.0 million was drawn on that date.  The key terms of the revolving credit facilities, which were arranged by Rutledge Investment Company (“Rutledge”), are outlined below.  Each of the credit facilities is prepayable without penalty to the Company.

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

Events of Default

The revolving credit facilities contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance in all material respects with the terms and conditions of the agreement and other documents evidencing the credit facilities, defaults in payments relating to any other indebtedness owed to the lender, and bankruptcy or other insolvency events. As of September 30, 2016, management believes we were in compliance with all covenants contained in the credit facility agreements.

Financial Covenants and Security

The loan agreements for each of the four secured revolving credit facilities requires our Operating Partnership to maintain a debt to asset ratio, as defined in the applicable agreement of 60% or less, based on the amount payable to Rutledge by our Operating Partnership compared to the appraised value of the properties securing each respective facility. Additionally, pursuant to an amendment to the agreements governing each of the revolving credit facilities, our Operating Partnership is required to maintain loan to value ratios of 50% or less measured by the aggregate amount payable to Rutledge by our Operating Partnership pursuant to all four revolving credit facilities compared to the aggregate appraised value of the properties pledged as security under all four revolving credit facilities.  In addition, aggregate indebtedness of the Company must be less than 40% of the aggregate appraised value of the Company’s investment in real estate.  As of September 30, 2016, management believes we were in compliance with all the financial covenants contained in the credit facility agreements.

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

The following table summarizes the status of our farms that are undergoing substantial or total development as of September 30, 2016. In addition to the properties listed below, estimated remaining capital expenditures before revenue offsets for redevelopment and partial development projects on our Golden Eagle Ranch, Falcon Farms, and Kingfisher Ranch are expected to be $2.1 million, $0.1 million and $0.4 million, respectively.

Property	Tillable Acres Subject to Development	Crop Being Developed	Purchase Price Plus Closing Costs	Total Capital Expenditures to Date	Estimated Remaining Capital Expenditures	Estimated Remaining Capital Expenditures Less Revenue Offset(1)	Expected Development Completion Date(2)	Expected Date Substantially Under Lease(2)	Description of Development
Condor Ranch	163	Avocados and Lemons	$5,020,489	$5,355,232	$439,172	$394,052	2016	2018

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

Roadrunner Ranch	227	Seedless organic mandarins	2,508,615	5,703,172	455,320	433,420	2016	2018

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

Grassy Island Groves	451	Citrus	2,422,067	3,390,037	2,082,867	1,014,867	2019	2019

With respect to the north half of the property, new trees have been planted. Irrigation installation has also been completed.  With respect to the south half of the property, new trees have been planted.(5)

Quail Run Vineyard	77	Wine grapes	7,986,076	2,231,156	400,000	400,000	2017	2017

Development of 77 acres (of the 223 acre property) or three of the eight blocks to pinot noir grape vines has been completed, including the installation of trellises and drip hoses. The young vines are healthy and growing as expected.  These vines are not yet commercially productive but have been incorporated into the lease through an amendment in a "transitional" phase.

Pintail Vineyards	87	Wine grapes	1,091,048	1,257,382	45,000	45,000	2018	2018

Irrigation system development has been completed. Planting of pinot grigio and petite syrah wine grapes has been completed and these acres are still considered to be in the process of development as the vines are not yet commercially productive.

Total:	1,005		$19,028,295	$17,936,979	$3,422,359	$2,287,339

(1)	Revenue offset represents the estimated revenues to be realized from the property prior to the completion of the development.
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

Contractual Obligations

During the nine months ended September 30, 2016, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flows

Comparison of Nine Months ended September 30, 2016 to Nine Months ended September 30, 2015

	For the Nine Months Ended September 30,
	2016	2015
Net cash (used in) provided by operating activities	$(151,623)	$2,887,898
Net cash used in investing activities	(56,437,462)	(32,367,262)
Net cash provided by financing activities	43,880,342	25,340,969
Change in cash and cash equivalents	$(12,708,743)	$(4,138,395)

Net cash used in operating activities was $151,623 for the nine months ended September 30, 2016 as compared to net cash provided by operating activities of $2,887,898 for the nine months ended September 30, 2015.  A majority of the cash provided by operating activities is generated from the rental payments we receive from our tenants, which we utilize to pay for the property-level operating expenses, professional fees, sub-advisory fees, and other corporate level general and administrative expenses.  The lower cash provided by operating activities was primarily due to an increase in professional fees and general and administrative expenses related to the strategic alternatives review and incurred as a result of the Company being publicly traded compared to the prior period for which the Company was still an externally managed REIT. These costs were partially offset by an increase in unearned rent driven by fixed rent for Puma Ranch, Cheetah Ranch, Cougar Ranch and Lynx Ranch that was received in cash during the first quarter of 2016 that related to the beginning of the relevant crop year on each of these properties which was prior to the effective date of the respective leases.  The cash received prior to the effective date will be straight-lined to operating revenues over the terms of the leases (four to five years), and the unearned portion at September 30, 2016 in the amount of $1,191,660 is included in Unearned rent on the consolidated balance sheet as of that date.

Net cash used in investing activities was $56,437,462 for the nine months ended September 30, 2016 as compared to $32,367,262 for the nine months ended September 30, 2015. We closed the acquisition of the Sun Dial properties in the first quarter of 2016, which used $63.5 million of cash, as compared to two acquisitions in the third quarter of 2015, which used $25.1 million of cash.  In addition, in the third quarter of 2016 we sold the Hawk Creek Ranch property for net proceeds of $10.8 million.

Net cash provided by financing activities was $43,880,342 for the nine months ended September 30, 2016 as compared to $25,340,969 for the nine months ended September 30, 2015. We borrowed an incremental $53,750,000 under our revolving lines of credit during the first quarter of 2016 to partially fund the closing of the Sun Dial acquisition and repaid $5,950,000 of our revolving lines of credit utilizing part of the proceeds from the sale of the Hawk Creek Ranch property. We also paid $3,866,981 of dividends and distributions to our common shareholders and Common Unit holders during the nine months ended September 30, 2016, as compared to $1,693,248 during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we also commenced paying for the offering costs related to the Offering which closed in the fourth quarter of 2015.

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

Core FFO attributable to the Company and Adjusted FFO Attributable to the Company (AFFO)

The Company calculates Core FFO attributable to the Company by adding back to FFO attributable to the Company (i) performance fees payable to related parties (which ceased following the Internalization Transaction), (ii) acquisition-related expenses (or due diligence costs incurred in non-consummated transactions), and (iii) other income and expense items considered to be one-time in nature (including the expense related to the Company’s Internalization Transaction incurred concurrent with the Offering).  The Company calculates AFFO attributable to the Company by adding back to Core FFO attributable to the Company (i) amortization of deferred financing costs, (ii) stock-based compensation expense, (iii) non-real estate depreciation and amortization expense, if any (iv) straight-line rent adjustments, and (v) above and below market lease amortization adjustments.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to the Company	$465,557	$(8,647)	$(2,757,655)	$471,077
Gain on sale of assets	(2,170,720)	—	(2,163,462)	—
Depreciation	1,114,400	517,223	3,178,372	1,410,517
Non-controlling interests' share of above adjustments	171,047	(89,380)	(164,503)	(242,875)
FFO attributable to the Company	(419,716)	419,196	(1,907,248)	1,638,719
Weighted average shares	16,921,897	10,890,847	16,914,984	10,890,847
FFO attributable to the Company per share	$(0.02)	$0.04	$(0.11)	$0.15

FFO attributable to the Company	$(419,716)	$419,196	$(1,907,248)	$1,638,719
Performance fees—related party(1)	—	257,265	—	1,463,795
Due diligence costs on non-consummated transactions	—	—	136,862	—
One-time expenses(2)	2,042,386	—	2,680,828	—
Non-controlling interests' share of above adjustments	(330,719)	(34,671)	(456,341)	(185,573)
Core FFO attributable to the Company	$1,291,951	$641,790	$454,101	$2,916,941

Core FFO attributable to the Company	$1,291,951	$641,790	$454,101	$2,916,941
Amortization of deferred financing costs	33,923	21,037	101,784	51,409
Straight line rent adjustment(3)	(131,253)	(8,859)	1,130,284	(7,687)
Stock based compensation expense	31,816	—	332,118	—
Non-controlling interests' share of above adjustments	10,469	(2,104)	(253,551)	(7,524)
AFFO attributable to the Company	$1,236,906	$651,864	$1,764,736	$2,953,139

(1)

The Company’s prior external advisor previously received performance allocations, which are referred to as performance fees.  Upon the consummation of the Internalization Transaction and concurrent with the Offering, these fees were no longer payable.

(2)

During the first quarter of 2016 the Company incurred $335,070 of recruitment fees and compensation expenses (whereby the Company paid for incentive compensation forgone with a prior employer) in the hiring of an executive.  During the second and third quarters of 2016 the Company incurred costs of $199,352 and $2,042,386, respectively, related to the ongoing strategic alternatives review process comprised primarily of professional legal fees, and in the second quarter of 2016 incurred $104,020 of initial public offering capital compensation fees owed to the Agricultural Sub-Advisor.

(3)

For the nine months ended September 30, 2016, includes the straight-line rent adjustment related to the cash rents received for the portion of the 2015/2016 crop season which commenced in advance of the lease commencement dates for the Sun Dial properties, which rents are being recognized as operating revenues on a straight-lined basis over the respective lease terms.  The Company received $1.9 million of cash rents from the four Sun Dial properties during the first quarter of 2016 and recorded GAAP fixed rent operating revenues of $0.8 million for these four properties.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to the Company	$465,557	$(8,647)	$(2,757,655)	$471,077
Net income (loss) attributable to non-controlling interests	89,952	54,203	(505,886)	316,941
Income tax provision	—	—	141,747	79,832
Gain on sale of assets	(2,170,720)	—	(2,163,462)	—
Total other expense	422,109	189,311	1,238,013	401,903
Operating (loss) income	(1,193,102)	234,867	(4,047,243)	1,269,753
Depreciation	1,114,400	517,223	3,178,372	1,410,517
Straight line rent adjustment(1)	(131,253)	(8,859)	1,130,284	(7,687)
Management and performance fees—related party	—	715,060	—	2,739,856
Due diligence costs on non-consummated transactions	—	—	136,862	—
Professional fees(2)	2,313,266	129,869	3,133,988	359,015
Sub-advisory fees	686,797	—	2,132,930	—
General and administrative expenses	913,286	40,710	3,607,526	187,425
NOI	$3,703,394	$1,628,870	$9,272,719	$5,958,879

(1)

For the nine months ended September 30, 2016, includes the straight-line rent adjustment related to the cash rents received for the portion of the 2015/2016 crop season which commenced in advance of the lease commencement dates for the Sun Dial properties, which rents are being recognized as operating revenues on a straight-lined basis over the respective lease terms.  The Company received $1.9 million of cash rents from the four Sun Dial properties during the first quarter of 2016 and recorded GAAP fixed rent operating revenues of $0.8 million for these four properties.

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

Subsequent Events

No material subsequent events have occurred since September 30, 2016 that required recognition or disclosure in the financial statements, except as disclosed below.

Subsequent to September 30, 2016, limited partners in the Operating Partnership holding 2,687,412 Common Units requested redemption of their Units.  The Company elected to satisfy the redemption request by issuing 2,687,412 shares of common stock in the Company.

On October 26, 2016, a purported class action lawsuit was filed in the Circuit Court for Baltimore County, Maryland against the Company, seeking to represent a proposed class of all Company stockholders captioned Parshall v. American Farmland Company et. al., Case No. 24C16005745. The complaint names as defendants the Company, the members of the Company Board, the Operating Partnership, FPI, Farmland Partners OP, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP and FPI Heartland GP LLC.  The complaint alleges that the Company directors breached their duties to the Company in connection with the evaluation and approval of the mergers. In addition, the complaint alleges, among other things, that the Company, the Operating Partnership, FPI, Farmland Partners OP, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP and FPI Heartland GP LLC aided and abetted those breaches of duties. The complaint seeks equitable relief, including a potential injunction against the mergers. The Company and FPI believe the allegations in the complaint are without merit and intend to defend against those allegations. The Company and FPI cannot assure you as to the outcome of this pending litigation, or any similar future lawsuits, including costs associated with defending these claims, any other liabilities that may be incurred in connection with the litigation or settlement of these claims or any effect on the operations of the Company or FPI or the timing in which the mergers are completed.

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

As of September 30, 2016, all of our outstanding debt, approximately $75.0 million, had variable interest rates. Assuming no increase in the amount of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $750,000 per year.  At September 30, 2016, three-month LIBOR was approximately 85 basis points.  The Company has not entered into any hedges to protect against a potential increase in market interest rates, but could take such actions in the future.

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

Based on management’s evaluation as of September 30, 2016, our chief executive officer and chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our chief executive officer and our chief financial officer and treasurer to allow timely decisions regarding required disclosure.

There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On October 26, 2016, a purported class action lawsuit was filed in the Circuit Court for Baltimore County, Maryland against the Company, seeking to represent a proposed class of all Company stockholders captioned Parshall v. American Farmland Company et. al., Case No. 24C16005745. The complaint names as defendants the Company, the members of the Company Board, the Operating Partnership, FPI, Farmland Partners OP, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP and FPI Heartland GP LLC.  The complaint alleges that the Company directors breached their duties to the Company in connection with the evaluation and approval of the mergers. In addition, the complaint alleges, among other things, that the Company, the Operating Partnership, FPI, Farmland Partners OP, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP and FPI Heartland GP aided and abetted those breaches of duties. The complaint seeks equitable relief, including a potential injunction against the mergers. The Company and FPI believe the allegations in the complaint are without merit and intend to defend against those allegations. The Company and FPI cannot assure you as to the outcome of this pending litigation, or any similar future lawsuits, including costs associated with defending these claims, any other liabilities that may be incurred in connection with the litigation or settlement of these claims or any effect on the operations of the Company or FPI or the timing in which the mergers are completed.

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

In addition to the other information disclosed elsewhere in this Quarterly Report on Form 10-Q,  we have identified the following additional risks and uncertainties that may have a material adverse effect on our business prospects, financial condition or results of operations. Investors should carefully consider the risks described below, as well as the risks that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with the SEC on March 30, 2016, before making an investment decisions. Our business faces significant risks and the risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2015 may not be the only risks we face. Additional risks presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business prospects, results of operations or financial condition could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

The proposed mergers present certain risks to our business and operations.

On September 12, 2016, we entered into an agreement and plan of merger, or the merger agreement, with FPI, Farmland Partners OP, the General Partner, Parent Merger Sub, OP Merger Sub and OP Merger Sub GP, which provides for the merger of us with and into Parent Merger Sub and the merger of OP Merger Sub with and into the Operating Partnership, or collectively, the mergers. Pursuant to the terms and subject to the conditions set forth in the merger agreement, at the respective effective time of the mergers, each outstanding share of our common stock will be converted into the right to receive 0.7417 shares of FPI’s common stock, and each outstanding common unit of partnership interest of the Operating Partnership will be converted into the right to receive 0.7417 Class A common units of partnership interest of Farmland Partners OP. The completion of the mergers is subject to the satisfaction of all of the conditions to closing contained in the merger agreement, including receipt of the separate approvals of our and FPI’s stockholder. Subject satisfaction of these conditions, we expect to complete the transaction in late 2016 or early 2017, although we cannot assure you that the transaction will close on such timetable or at all.

There can be no assurance that the mergers will be consummated in accordance with the anticipated timing or at all.

Although we expect to close the mergers in the first quarter of 2017, there can be no assurance that the mergers will be completed in accordance with the anticipated timing or at all. The merger agreement contains closing conditions, which may not be satisfied or waived, in which case we will not be obligated to complete the mergers. In addition, under circumstances specified in the merger agreement, we or FPI may terminate the merger agreement. Also, the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the mergers will be consummated.

Failure to consummate the mergers and the other transactions contemplated by the merger agreement as currently contemplated or at all could adversely affect the price of our common stock and our future business and financial results.

The consummation of the mergers and the other transactions contemplated by the merger agreement may be delayed, the mergers and the other transactions contemplated by the merger agreement may be consummated on terms different than those contemplated by the merger agreement, or the mergers and the other transactions contemplated by the merger agreement may not be consummated at all. Failure to consummate the mergers and the other transactions contemplated by the merger agreement would prevent our stockholders from realizing the anticipated benefits of the mergers and the other transactions contemplated by the merger agreement and could result in a significant decline in the market price of our common stock and a negative perception of us, generally.

We will incur substantial expenses and payments even if the mergers are not completed.

We have incurred substantial legal, accounting, financial advisory and other costs and our management has devoted considerable time and effort in connection with the mergers. If the mergers are not completed, we will bear certain fees and expenses associated with the mergers without realizing the benefits of the mergers. The fees and expenses may be significant and could have an adverse impact on our results of operations.

Our business and the market price of our common stock may be adversely affected if the mergers are not completed.

The mergers are subject to customary and other closing conditions. If the mergers are not completed, we could be subject to a number of risks that may adversely affect our business and the market price of our common stock, including:

•

our management’s attention may be diverted from our day-to-day business and our employees and our relationships with tenants may be disrupted as a result of efforts relating to attempting to consummate the mergers;

•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the mergers will be completed;

•	we must pay certain costs related to the mergers, such as legal and accounting fees and expenses, regardless of whether the mergers are consummated; and

•	we would not realize the benefits we expect to realize from consummating the mergers.

In connection with the announcement of the entry into the merger agreement, a lawsuit has been filed, seeking, among other things, to enjoin the mergers, and an adverse judgment in either of these lawsuits may prevent the AFCO Mergers from being effective or from becoming effective within the expected timeframe.

On October 26, 2016, a purported class action lawsuit was filed in the Circuit Court for Baltimore County, Maryland against AFCO, seeking to represent a a proposed class of all AFCO stockholders captioned Parshall v. American Farmland Company et. al., Case No. 24C16005745.The complaint names as defendants the Company, the members of the Company’s board of directors, the Operating Partnership, FPI, Farmland Partners OP, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP and FPI Heartland GP LLC.  The complaint alleges that the Company’s directors breached their duties to the Company in connection with the evaluation and approval of the proposed merger with FPI. In addition, the complaint alleges, among other things, that the Company, the Operating Partnership, FPI, Farmland Partners OP, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP and FPI Heartland GP LLC aided and abetted those breaches of duties. The complaint seeks equitable relief, including a potential injunction against the mergers.  The deadline for an answer or other responsive pleading by the defendants has not yet passed. We believe the allegations in the complaint are without merit and intend to defend against those allegations.

We cannot assure you as to the outcome of this pending litigation, or any similar future lawsuits, including costs associated with defending these claims, any other liabilities that may be incurred in connection with the litigation or settlement of these claims, or any effect on our operations or the timing in which any merger is approved or completed.

Additional Merger Information

In connection with the proposed merger, FPI filed with the SEC a registration statement on Form S-4 (File No. 333-213925) that includes a joint proxy statement of the Company and FPI that also constitutes a prospectus of FPI.  BEFORE MAKING ANY VOTING DECISION, THE COMPANY’S STOCKHOLDERS ARE URGED TO READ THE JOINT PROXY STATEMENT AND

OTHER RELEVANT DOCUMENTS IN THEIR ENTIRETY IF AND WHEN THEY BECOME AVAILABLE AND ANY OTHER DOCUMENTS FILED WITH THE SEC IN CONNECTION WITH THE MERGERS OR INCORPORATED BY REFERENCE IN THE JOINT PROXY STATEMENT BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE MERGERS. The Company’s stockholders may obtain a free copy of the joint proxy statement (if and when it becomes available) and other relevant documents filed by the Company with the SEC at the SEC’s website at www.sec.gov. In addition, the Company’s stockholders may obtain a copy of the proxy statement, when available, and other relevant documents free of charge from the Company’s website at www.americanfarmlandcompany.com.

The Company and its directors, executive officers and certain other members of management and employees of the Company may be deemed to be “participants” in the solicitation of proxies from the Company’s stockholders in connection with the mergers. Information regarding the interests of the persons who may, under the rules of the SEC, be considered participants in the solicitation of the Company’s stockholders in connection with the mergers, which may be different than those of the Company’s stockholders generally, will be set forth in the joint proxy statement and the other relevant documents to be filed with the SEC. The Company stockholders can find information about the Company and its directors and executive officers and their ownership of Company Common Stock in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016, and its proxy statement for its 2016 annual meeting of stockholders, which was filed with the SEC on April 28, 2016. These documents can be obtained free of charge from the sources indicated above. Additional information regarding the participants in the proxy solicitations and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the joint proxy statement/prospectus and other relevant materials to be filed with the SEC when they become available.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Item 6.	Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated September 12, 2016, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP, FPI Heartland GP LLC, American Farmland Company and American Farmland Company L.P. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 12, 2016).

10.1

Agreement by and between D. Dixon Boardman and American Farmland Company, dated as of August 10, 2016 and effective as of August 23, 2016 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2016).

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
101

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Other Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2016 and 2015, (iii) Consolidated Statements of Equity for the Nine-Month Periods Ended September 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FARMLAND COMPANY

By:	/s/ THOMAS S.T.GIMBEL
Thomas S.T. Gimbel
Chief Executive Officer

Date:	November 14, 2016

By:	/s/ GEOFFREY M. LEWIS
Geoffrey M. Lewis
Chief Financial Officer

Date:	November 14, 2016